Form 10-K
period 2024-12-31
JFB Construction Holdings
filed 2025-03-31
CIK 2024306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42538

JFB CONSTRUCTION HOLDINGS

(Exact name of Registrant as specified in its Charter)

Nevada	99-2549040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 S. Dixie Highway, Suite B Lantana, FL	33462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561)582-9840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock,par value $0.0001per share	JFB	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☒ NO ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant,computed by reference to the closing price as of December 31,2024 of $(()) per share, the last business day of the Registrant's most recently completed fourth quarter, was approximately $(()).

The number of shares of Registrant’s Common Stock outstanding as of March 28,2025 was 9,250,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

This Annual Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

PART I

Item 1. Business.

Company Overview and History

JFB Construction Holdings (“JFB”, “we”, the “Company”) is a commercial and residential real estate construction and development company. The Company’s management is dedicated to delivering high-quality services to commercial and residential markets, such as retail corporate buildout, multifamily community developments and luxury residential homes, with a focus on fostering long-term relationships with clients, partners, and communities. Our comprehensive suite of services encompasses everything from initial project planning and design to the final stages of construction and project management.

On May 28, 2014, Mr. Joseph F. Basile, III formed JFB Construction & Development Inc., a Florida corporation (the “JFB Subsidiary”). At the time of the formation, Mr. Basile held one hundred percent (100%) of the issued and outstanding shares of the JFB Subsidiary. Our headquarters is located in Lantana, Florida.

On April 9, 2024, Mr. Basile formed JFB Construction Holdings, a Nevada corporation, to create a parent holding company of the JFB Subsidiary, which currently serves as the Company’s operational entity. On July 18, 2024, all shareholders of the JFB Subsidiary entered into a Contribution and Exchange Agreement (the “Contribution and Agreement”) with JFB Construction Holdings to exchange their shares in the JFB Subsidiary for shares of JFB Construction Holdings. 100 shares of the JFB Subsidiary’s common stock were exchanged for 3,639,999 shares of our Class A Common Stock and 4,000,000 shares of our Class B Common Stock to JFB Subsidiary’s three shareholders. As a result, JFB Subsidiary became a wholly owned subsidiary of JFB Construction Holdings (the foregoing transactions are collectively referred to herein as the “Reorganization”).

Our primary markets vary across our business segments.

Commercial Contracting Segments

Our commercial contracting segment has completed projects in 36 states, delivering over 2 million square feet of commercial retail and shopping center space construction and improvements. This segment’s market is driven primarily by our ability to provide services to franchisees and franchisors nationwide, regardless of project location because of our operational flexibility and established relationships with franchisees and franchisors alike. While we have historically focused on the Southern Atlantic region, including Florida, Georgia, South Carolina, and North Carolina, where we have established a strong reputation and network, our growth is increasingly tied to the strength of our relationships with franchisees and the trust of franchisors who rely on us as preferred builders for multiple projects.

Real Estate Development Segment

Our real estate development segment is currently concentrated in South Florida, with plans to leverage our regional success to expand into other southern and U.S. markets by identifying market opportunities and joint venture partners that align with our objectives. Our residential construction segment is also focused on South Florida, with no current plans for expansion beyond this market.

Corporate Growth and Expansion

Management believes we will leverage our established industry relationships, experience operating in various jurisdictions and navigating complex construction regulations to meet our growth objectives of continuing to expand our market throughout more of the United States and successfully winning bids for larger construction projects. The Company intends to focus its business in states with increased population and GDP growth, such as Florida, Texas and South Carolina. However, as we expand into new territories, our reputation for excellence will be less known by new clients and we will need to compete with other construction companies that may have been operating in a given region for years and already have built up reliable networks of clients, vendors, contractors, and other market participants. We believe our ability to rely on our relationships within the franchise industry and more generally the real estate development industry, should offset some of this potential risk, however by continuing to build on our experience and proven track record.

Our expansion and growth goals, some of which will come with more capital intensive projects, may expose the Company to greater risks related to lack of performance, faltering relationships, improper investment of resources or otherwise. The Company also recognizes operations are likely to fluctuate significantly and historical results should not be considered indicative of results for any future periods. While taking into account the inherent risks, it is our intent to capitalize on our increased access to capital and credibility from this offering to fund new projects and increase our bond-ability fueling our intended growth. Our ability to obtain surety bonds is important for expanding our operations, as bonding is often required for bidding on public and large private projects. Increased bonding capacity allows us to pursue more high-value contracts, particularly in government and infrastructure sectors, enhancing revenue opportunities and market diversification. It also strengthens our credibility with clients and lenders, reflecting our financial stability. This credibility can lead to improved financial terms and mitigate risks associated with contract defaults, enabling the company to confidently take on larger projects and drive long-term growth.

We have extensive experience building and remodeling hundreds of franchise locations for corporate franchisors and franchisees for national, fast expanding brands, including Orange Theory Fitness, European Wax Center, Massage Envy, Planet Fitness, V/O Medspa, Arby’s, Tropical Smoothie Cafe, Amazing Lash Studio, Starbucks and Save-A-Lot. For our franchise clients, we offer interior remodeling, space optimization, and the integration of advanced design to create functional and attractive retail environments. The Company expects consistent and reliable revenue for this division based on established relationships and clients affiliated with reputable name brands. Should such relationships be compromised or key individuals leave their positions with franchisors, our consistent revenue sources could be adversely impacted. However, the departure of key individuals may create new opportunities with the franchisors these individuals transition to. We intend to continue to utilize our commitment to quality craftsmanship, attention to detail, and customer satisfaction to set us apart in this market. Should the quality of our workmanship suffer through poor project management or quality control, our reputation may be impacted, reducing our ability to attract new clients or retain past clients. Each project with our significant franchise client, Planet Fitness, is under a separate agreement, but our standard business arrangement involves a fixed-price commercial construction contract valued between $1.5-2 million, with an anticipated completion timeline of 12-14 weeks. Payments are due within 30 days of invoice, aligning with project milestones to ensure cash flow and maintain project pace. Management believes JFB Construction’s unique selling proposition lies in our ability to tailor solutions to meet the specific needs of each client, familiarity of the needs of our clients within the franchise construction niche, and delivering projects on time and within budget. Further, we attempt to offer efficient and economical solutions for our client’s expanding franchisee and franchisor businesses by allowing them to utilize the same contractor for many of their franchise locations.

Presently, the Company has begun to expand its real estate development segment by being the general contractor on low rise apartment and townhome developments projects. In the future, the Company also intends to invest directly or through joint ventures in real estate development projects. While these investments present a pathway to generate additional revenues by selling completed projects at a premium, generating rental income and/or to vertically integrate by securing valuable construction contracts associated with the projects, they also involve considerable capital commitments and exposure to market volatility, project delays, and other risks associated with real estate development. The illiquid nature of these investments further amplifies the challenges, as capital is often tied up for extended periods, limiting the company’s flexibility to redeploy resources. We believe the Company’s integrated approach, combining investment with the potential to secure construction contracts, will offset such risks by securing additional large-scale construction projects and potential revenue generated from the investments. Presently, our focus is on apartment complexes and townhouses, with a potential shift to mixed-use buildings, hotels and commercial properties in the future as our business expands and new opportunities are presented.

Residential Construction Segment

Our residential construction segment focuses on custom home builds, in addition to certain remodeling projects primarily in the South Florida region with a focus on superior craftsmanship and attention to detail. Some of our luxury residential projects also include state of the art equestrian facilities. In 2024, we have focused more on growth of this segment to continue to diversify our service offerings. Our relationships with architects, engineers and designers create opportunities for these projects and we will continue to foster these relationships to continue growth in this division.

Strategic Goals

In addition to our expansion into key states such as Florida, Texas, and South Carolina, we have set forward-looking strategic milestones—including targeted market penetration rates, phased rollouts, and revenue growth objectives over the next 12 to 24 months—to overcome regional brand recognition challenges and establish a robust presence in these markets.

Corporate History

Business Segments

We provide a comprehensive range of services within the construction and development industries for both the residential and commercial segments. Each segment offers distinct opportunities for growth and presents unique challenges that JFB Construction navigates. Currently, we have twenty-six construction projects, which includes fifteen projects actively under construction and another eleven under contract awaiting permitting or similar impediments. These projects further consist of fifteen commercial projects and eleven residential projects, which includes one larger scale real estate development project.

Commercial Construction Segment

From ground-up developments to renovations and tenant improvements, we specialize in delivering high-quality commercial construction projects across various commercial sectors. This segment encompasses a wide range of projects, including office buildings, retail centers, hospitality establishments, and industrial facilities. The commercial segment, which includes two divisions, a franchise construction division and a general commercial construction division, represents a significant portion of JFB Construction’s revenue including approximately 78% for year ending December 31,2024 and 88% for year ending December 31,2023. .

Franchise industry construction build-outs were a key component of the past growth of JFB and will continue to be instrumental in our commercial construction business. These projects range in size from approximately 1,500 square foot projects to over 30,000 and are generally completed in less than four months. Leveraging years of experience, our team of professionals is adept at understanding the unique requirements of numerous franchise systems and national brands for our clients. Our collaborative approach and dedication to client satisfaction have positioned us as preferred builders within the franchise industry for highly valuable and recognizable corporate brands, allowing us to build lasting partnerships with franchisees and national brands alike. We are, however, tied to the continued growth and success of the national brands, and their respective franchisees, for continued projects of this nature. By prioritizing the unique needs and objectives of each client, we attempt to deliver tailored solutions to meet the need of our franchise clients. Eight of our thirty current projects are franchise industry construction buildouts.

We also build ground-up commercial buildings. This includes site evaluation, aiding in architectural design and engineering, and construction of the building itself. Our approach ensures that the final product meets the functional and aesthetic requirements of modern businesses, while also adhering to budget and timeline constraints. We recently completed a nearly 9,000 square foot office building in Lantana Florida, approximately half of which we occupy as our headquarters. Sixteen of our thirty current projects are general commercial construction projects.

The commercial construction industry, specifically focusing on franchise business buildouts, is highly competitive and influenced by various market dynamics. Franchise business buildouts, such as restaurants, retail stores, fitness centers, and service-oriented businesses, require specialized construction services that cater to brand standards, tight timelines, and cost efficiency. Many franchise brands are expanding rapidly due to strong consumer demand, creating a substantial market for commercial construction services. Franchise buildouts often have aggressive schedules to meet the franchisor’s timelines, requiring contractors, including JFB, to work efficiently and minimize downtime. This fast-paced nature of the work means that contractors with streamlined processes, experienced project managers, and strong subcontractor networks have a competitive edge. Our management believes we possess such attributes and, as a result, are well positioned to continue being awarded contracts in this sector in the future.

Overall, according to Mordor Intelligence, the U.S. commercial construction market is estimated at USD $171.26 billion in 2024 and is expected to reach USD $203.5 billion by 2029, growing at a CAGR of 3.51%. Further, nonresidential construction spending is projected to increase by over 4% in 2025 according to the American Institute of Architects. However, there is less encouraging information related to traditional office and retail sectors which are declining based on consumer trends and work from home initiatives. JFB will continue to monitor these trends as they occur and will consider shifting resources to adapt by focusing markets and regions where continued growth is projected.

Management expects the continued expansion of our franchise construction division across numerous states throughout the U.S. where our current and future clients require our services, with an emphasis on the Southeast. The Southeast, according to International Franchise Association, is the largest franchise market in the country and is expected to grow by 3.5%, whereas the total national franchise market is only expected to grow 1.9%. Our general commercial construction division will continue to focus on the Southern Atlantic region of the United States in the short to mid-term, focusing on regions where we forecast continued state-to-state migration and expanding population growth. We anticipate our franchise division growth to remain strong so long as we are able to continue to retain our current client base and continue to receive referrals within the industry.

Residential Construction Segment

With a focus on quality craftsmanship, we undertake residential construction and development projects that prioritize modern living spaces and contribute to vibrant communities. With the increasing demand for housing driven by population growth and urbanization, the residential development segment presents business opportunities for JFB Construction. According to the U.S. Census Bureau, Florida was one of the fastest-growing economies in the country. Florida has also been one of the fastest growing states in terms of population and migration, adding between 300,000 to 380,000 residents for each of the last 10 years, with 467,347 added in 2024, according to a report issued by the Demographic Estimating Conference. JFB aims to capitalize on the increased GDP and population migration in Florida, which is drawing new residents because of its warmer climate, robust labor market and lack of state income tax, due to increased need for housing. In 2024, residential construction opportunities represent 22% of our revenues. Our expertise in residential construction includes home remodels, luxury single-family homes and equestrian facilities. We are committed to meeting the evolving needs of homeowners and developers by delivering innovative and sustainable housing solutions.

We cater to affluent clients seeking bespoke residences and state of the art equestrian amenities in South Florida. Within this segment, we excel at creating custom-designed homes and remodels that embody elegance, functionality, and the latest in luxury living standards. In parallel, we create equestrian facilities that combine superior architectural design with practical considerations for horse stabling and training. As we move forward, management believes the demand for contractors who specialize in this niche of luxury construction will continue to grow in association with the population growth in this region. Six of our thirty current projects are residential construction projects.

The competitive state of the residential construction market in the Florida and the surrounding regions has been shaped in recent years due to a number of factors. Florida’s population growth is forecasted to remain above the national average in the coming years as well, according to the Demographic Estimating Conference. In turn, the demand for new or remodeled homes, has been beneficial to JFB and the residential construction industry in the region. However, JFB’s ability to successfully capitalize on such demand has been balanced by the need to identify a cost effective workforce, including its use of subcontractors, properly preparing for and mitigating the potential harm of increased material costs and supply chain disruptions, and navigating strict building codes which may lead to permitting delays.

Real Estate Development Segment

Management believes that an increased focus on larger multi-family residential developments, such as condominiums and townhouses, will help JFB to continue to grow and increase its revenue. Projects, such as our completed 44-unit multi-story residential apartment complex and our recent agreement as the general contractor for a 79-unit townhome development with an additional community clubhouse, will be key to our future success because such projects offer the opportunity to participate in larger construction projects that have an opportunity to yield greater revenues. As discussed below, we believe being a public company, with increased access to capital and potentially debt financing, will help enable our company to invest in real estate development projects that are more capital intensive. Further, with the potential to act as the developer and general contractor for development projects, we believe there are opportunities to maximize profits for the Company though efficient control of all aspects of construction projects through our in-house development team. One of our thirty current projects is a real estate development project.

While still aspirational in nature, the Company’s strategic plan includes investing in real estate development projects directly as the developer or through joint ventures, which offer both attractive opportunities and notable challenges. Such investment has the potential to secure substantial returns on investment, as well as potentially being awarded the valuable construction contracts tied to these ventures. Real estate development provides revenue opportunities for the Company through various channels, including the sale of developed properties, leasing income, and property management fees. Upon the completion of a development project, the Company may generate revenue through the sale of residential, commercial, or mixed-use properties to third-party buyers. In addition, leasing developed properties to tenants provides a recurring revenue stream, contributing to long-term financial stability. The Company may also derive income from property management services, ensuring efficient operation and maintenance of developed assets, but this service would likely be outsourced to a third-party, at least in the early stages of this growth objective. Furthermore, real estate development projects may appreciate in value over time, potentially generating additional revenue upon sale or refinancing.

In addition to the revenue generated from property sales, leasing, and management, real estate development projects create opportunities for the Company to provide construction services, further diversifying its income streams. As a vertically integrated company, the Company is likely to be able to serve as both the developer and the general contractor on its projects, enabling it to capture additional revenue from construction activities. By providing construction services for its own developments, the Company benefits from greater control over project timelines, quality, and costs, improving overall project efficiency. Moreover, the Company may also offer construction services to third-party developers, as it is presently, leveraging its expertise and resources to expand its client base. This dual role as developer and contractor may enhance the Company’s ability to generate consistent revenues across multiple phases of a project, from initial construction through long-term asset management.

Value-add real estate development for shopping centers and similar commercial projects is another area of real estate development the Company intends to invest into. By acquiring underperforming or outdated retail properties, the Company can implement strategic renovations, tenant repositioning, and operational improvements to enhance the property’s value and attract higher-quality tenants. These enhancements can increase rental income and occupancy rates, creating a more attractive asset for future sale or refinancing. Additionally, value-add projects allow the Company to capitalize on trends in consumer behavior, such as incorporating mixed-use elements or adapting spaces for e-commerce and experiential retail. This approach not only increases the asset’s long-term revenue potential but also strengthens the Company’s market position in the competitive commercial real estate sector, if the Company is able to properly assess risk and identify well positioned properties.

The Company recognizes real estate development projects require substantial capital investment and come with inherent risks, such as market fluctuations, potential delays, and the complexities of managing real estate assets. The illiquidity of these investments further complicates matters, as funds may be locked in for extended durations, restricting the company’s ability to reallocate resources quickly. Nonetheless, by integrating its investment strategy with its construction capabilities, the Company aims to mitigate these risks and enhance project outcomes. While these endeavors require careful management and thoughtful allocation of resources, the Company is optimistic that its integrated approach will yield positive outcomes.

Growth from Influx of Capital

With increased capital, the Company can strategically hire additional employees, including project managers, an enhanced sales team and executive-level professionals, to manage a growing portfolio of projects. This expansion of the workforce allows the company to increase its capacity to bid on and complete more projects simultaneously, enhancing overall productivity and enabling the company to scale its operations efficiently.

Access to substantial capital also positions the Company to invest in real estate development projects that were previously out of reach. By having the funds readily available, the Company can acquire land, cover initial construction costs, and navigate the often lengthy entitlement process without the constraints of traditional financing. This ability to self-fund or provide substantial equity for projects can lead to better financing terms and improved returns on investment, further fueling growth. Additionally, having capital for real estate development enhances the company’s ability to diversify its revenue streams, generating income not only from construction services but also from property sales and leasing activities.

The influx of capital also opens up opportunities for strategic acquisitions. The Company can acquire complementary businesses to enhance its service offerings, reduce costs through vertical integration, and enter new geographic markets. Acquisitions can also bring in new talent, technology, and client relationships, further strengthening the Company’s competitive position and operational efficiency.

Moreover, increased capital enhances the company’s bonding capacity, which is critical for securing larger and more complex construction projects. Bonding companies assess a firm’s financial strength, and with a stronger balance sheet post-offering, audited financials and visibility, the Company becomes more bondable and can qualify for higher bonding limits. This increased bonding capacity allows the Company to bid on larger public and private sector contracts, further driving revenue growth. The improved bond-ability not only demonstrates financial stability but also builds trust with clients, who view bonding as a sign of reliability and lower risk.

Finally, the Company believes that recognition as a public entity will significantly enhance its credibility in the industry, opening doors to new business opportunities and increasing its ability to secure construction projects. Being publicly traded signals financial strength, transparency, and long-term stability, qualities highly valued by clients, investors, and partners. This elevated status can differentiate the Company from privately held competitors, making it more attractive to developers, government agencies, and large corporations seeking reliable contractors for major projects. The heightened visibility and reputation associated with being a public company may also lead to a broader client base, increased project awards, and preferred contractor status on larger, high-profile developments, ultimately driving sustained growth and profitability. Additionally, we plan to increase our project pipeline by over 15 % and expand our bonding capacity to $100 million, further strengthening our position in the market and enabling us to take on larger, more complex projects.

Project Delivery and Operational Framework

For its construction projects, the Company utilizes both cost-plus and fixed-price construction contracts to optimize project execution and manage financial risk. For its residential construction, the Company typically employs cost-plus agreements, allowing for greater flexibility in budgeting and accommodating changes in project scope. In contrast, the Company predominantly uses fixed-price contracts for its commercial construction work, particularly with franchisees and franchisors, providing clients with cost certainty while ensuring efficiency in project management.

In a cost-plus construction contract, we are reimbursed for all project costs, including materials, labor, and overhead, plus an additional fee or percentage for profit. This contract structure allows flexibility to accommodate unforeseen costs, making it suitable for complex projects with potential scope changes. However, it may lead to increased costs for the client, as the Company has less incentive to control expenses. Cost-plus contracts can reduce financial risk and ensure profitability, but they may also create uncertainty in cash flow due to fluctuating project costs.

A fixed-price construction contract, also known as a lump sum contract, establishes a set price for the entire project, regardless of the actual costs incurred. This type of contract incentivizes us to manage expenses efficiently, as we bear the risk of cost overruns. For our business, fixed-price contracts provide predictable revenue and streamline budgeting but can result in reduced profit margins if project costs exceed initial estimates. The choice between contract types affects our financial performance, risk management, and client relationships, depending on the nature of the project and market conditions. Additionally, we occasionally utilize fixed-unit price contracts which is similar for fixed-price but involves setting a fixed price per unit of work (e.g., per square foot, per ton of material). The final cost is determined by the actual quantity of units used in the project.

The Company employs a comprehensive and structured bidding process for its construction contracts, ensuring transparency, fairness, and competitiveness at every stage. This process is designed to identify the best partners and ensure that projects are delivered on time, within budget, and to the highest quality standards. For commercial projects, particularly those involving fixed-price contracts, the Company often engages in competitive bidding. This involves soliciting proposals from multiple subcontractors, vendors, and suppliers, creating an open environment where all potential partners have an equal opportunity to submit their most competitive bids.

To maintain the integrity and competitiveness of the process, the Company carefully evaluates each proposal based on a combination of factors, including cost, qualifications, past performance, timeline adherence, and safety records. This ensures that only the most cost-effective and qualified partners are selected for the job. The Company also places a strong emphasis on building long-term relationships with subcontractors and vendors, fostering a network of trusted partners who share the Company’s commitment to quality and efficiency.

In addition to competitive bidding, the Company also conducts thorough due diligence to assess the capabilities and financial stability of each subcontractor, ensuring they are equipped to handle the scope and complexity of the project. The use of advanced bidding software and project management tools further streamlines the process, enhancing accuracy and reducing the risk of errors.

For larger and more complex projects, the Company may engage in prequalification processes, where only the most experienced and capable subcontractors are invited to bid. This prequalification ensures that the selected partners have the necessary resources, expertise, and track record to meet the project’s requirements. By maintaining a rigorous and transparent bidding process, the Company ensures that each project is completed with the highest standards of quality, safety, and efficiency while optimizing cost and resource allocation.

. In some cases, particularly with franchisees and franchisors operating on expedited construction timelines, the Company negotiates contracts directly with clients, leveraging its preferred builder status to bypass the formal bidding process. The Company adheres to strict prequalification criteria for subcontractors, evaluating their experience, financial stability, and ability to meet the Company’s insurance and performance requirements. This approach ensures the delivery of high-quality projects within established budgets and timelines.

Our identification of potentially prosperous projects to bid upon and our ability to accurately bid such projects, primarily related to fixed price contracts, is essential generating profits as it establishes a realistic budget, protects profit margins, and manages risks effectively. Proper bids ensure all costs, including materials, labor, and contingencies, are accounted for, minimizing the likelihood of cost overruns and unexpected expenses. This precision helps avoid underbidding, which can erode profits, and overbidding, which can lose projects to competitors. Accurate bids also enable efficient resource allocation, maintain cash flow stability, and foster client trust, enhancing a company’s reputation and competitive position. If we are unable to accurately bid fixed price construction projects, it may lead to significant financial losses, strained cash flow, and project delays as unforeseen costs emerge. This misalignment can result in reduced profit margins, disputes with clients, and damage to the company’s reputation, ultimately affecting long-term viability and competitiveness in the market.

The Company enters into standardized agreements with subcontractors, suppliers, and vendors to ensure consistency, compliance, and risk mitigation across all projects. Subcontractors are required to meet the Company’s insurance and bonding requirements, listing the Company as additionally insured before commencing work. These agreements outline the scope of work, payment terms, and performance standards, with strict adherence to project timelines and quality expectations. Subcontractors are typically responsible for procuring their own materials, equipment, and labor, subject to the Company’s approval of quality and specifications. For suppliers and vendors, when not managed by subcontractors, the Company typically negotiates fixed-price or bulk-purchasing arrangements to stabilize material costs and manage supply chain risks. These relationships are managed closely to ensure timely delivery of materials and services, which is critical for maintaining project schedules and cost controls.

We frequently utilize subcontractors to complete various aspects of our projects. Subcontractors are hired by the Company to perform specific tasks within a construction project. While we are capable to perform many of the specialized trades through our in-house staff, based on our number of employees, the desire to optimize our completion of projects, and the potential for cost-effectiveness, subcontractors provide us with flexibility for our current projects and scalability as we strive to meet our growth objectives. This reliance is not without its downside where lack of performance by a subcontractor can adversely affect our profitability and reputation. Alternatively, depending on workflow, we utilize in-house performance of trades rather than utilizing subcontractors that carry higher costs, and potentially risk.

Our Company operates in a dynamic and evolving market, where adapting to changing conditions is essential for sustained growth and success. Inflationary pressures, rising interest rates, and fluctuating material costs have impacted both our operations and our clients’ ability to secure financing for construction projects. To mitigate these challenges, we must continually refine our cost management strategies, bidding process, negotiate favorable terms with suppliers, and implement flexible budgeting practices that allow us to adjust to market volatility. Additionally, the availability of skilled labor remains a concern, requiring us to foster strong relationships with subcontractors while exploring innovative approaches to workforce development and retention.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report before deciding to invest in our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and the results of operations.

Risks Relating to Our Business and Strategy

We have limited management and staff, and our continued success requires us to hire, train and retain qualified personnel and subcontractors in a competitive industry.

As of March 26, 2025, we have a total 17 full-time employees,one part-time employee and one independent contractor. The success of our business depends upon our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. Additionally, the successful operation of our business depends upon engineers, project management personnel, other employees and qualified subcontractors who possess the necessary and required experience and expertise and who will perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel.

In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff or redundancy of facilities that could have a material adverse impact on our business, financial conditions and results of operations.

Our management team has no experience operating a company with publicly traded shares.

Mr. Joseph F. Basile III, our founder and principal shareholder and the members of our senior management team have never operated a company with shares traded in the public markets and, consequently, are not familiar with many of the requirements applicable to a public company with shares listed on Nasdaq. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with these requirements and we anticipate that we may need to rely upon outside advisors, counsel, and consultants to ensure compliance with applicable laws and regulations and undertaking various actions, such as implementing new internal controls and procedures. We anticipate that compliance with these rules and regulations will increase our legal, accounting, and financial compliance costs substantially. Further, there is a possibility we will need to expand or replace our senior management with individuals with public company experience.

We lack formalized policies and procedures to ensure adequate board and management oversight of financial reporting, risk management, and regulatory compliance.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, every quarter, to evaluate the effectiveness of our internal controls and to disclose any changes, deficiencies, or material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, so there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified deficiencies in our internal controls related to board oversight, management review processes, and compliance monitoring. Specifically, we lack formalized policies and procedures to ensure adequate board and management oversight of financial reporting, risk management, and regulatory compliance. These deficiencies may result in delays in financial reporting, errors in disclosures, inadequate risk assessment, and an inability to effectively oversee key corporate decisions. If we fail to implement and maintain proper internal controls and governance structures, we may be unable to comply with SEC reporting obligations, which could lead to regulatory scrutiny, litigation, or loss of investor confidence.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to evaluate our research better and understand the nuances of the public company accounting standards that apply to our financial statements. To address these issues, we intend to implement enhanced internal control measures and engage external advisors. However, there is no assurance that these measures will be implemented effectively or that additional weaknesses will not emerge.

If we are unable to establish effective internal controls over board and management oversight, our ability to operate as a public company may be impaired, potentially resulting in delisting, penalties, or other adverse consequences that could materially affect our business and stock price. We can give no assurance that the measures we have taken and plan to take in the future, will remediate the deficiencies identified or that any additional deficiencies or weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we successfully strengthen our controls and procedures, in the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our business depends on the continued contributions made by Mr. Joseph F. Basile III, our founder, Chairman and Chief Executive Officer. The loss of his services may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our founder, Chairman and Chief Executive Officer, Mr. Joseph F. Basile III. If Mr. Basile cannot serve the Company or is no longer willing to do so, the Company does not have a secession plan in place and may not be able to find alternatives in a timely manner or at all. Further, the Company presently has a limited senior management team increasing the reliance on Mr. Basile’s contributions. As a result, if Mr. Basile left the Company, it would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future operations as we endeavor to build revenue, but we cannot assure you that we will be able to obtain adequate capital as and when required.

We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of this offering and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets.

If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations, and asset sale transactions. Equity financing may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient, or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

Our future expansion plans are subject to uncertainties and risks.

Our strategic plans for future expansion into new geographical regions and business segments are subject to various uncertainties and risks that could materially affect our business, financial condition, and results of operations. Expanding into new regions of the U.S. involves significant challenges, including unfamiliarity with local market conditions, regulatory environments, and competitive landscapes. These factors can lead to increased costs, delays, and operational inefficiencies, potentially impacting our profitability and growth. Our success in new markets depends on our ability to effectively market our services and establish a strong presence. Failure to gain market acceptance for our construction services, whether in commercial construction, franchise locations, luxury homes, or multi-family dwellings, could result in lower-than-expected revenues and hinder our expansion efforts.

As we expand our operations, we face the challenge of integrating new projects with our existing business. This includes aligning new projects with our current operational standards, managing increased complexity, and ensuring consistent quality across all of our business segments. Any failure in operational integration could disrupt our business and negatively impact our financial performance. Furthermore, each region and business segment may have distinct regulatory requirements. Ensuring compliance with varying local, state, and federal regulations can be complex and costly. Non-compliance could result in legal penalties, project delays, and reputational damage, adversely affecting our business.

We will experience significant risks while attempting to enter the real estate development market

The Company’s entry into real estate development exposes it to a range of risks that could materially and adversely affect its financial condition, results of operations, and growth prospects. Real estate development projects are capital intensive and typically involve significant upfront costs, including land acquisition, construction, permitting, and financing expenses, which may not be recovered if a project fails to meet its anticipated return on investment. Additionally, development projects are subject to various external factors beyond the Company’s control, such as changes in local zoning laws, delays in permitting, fluctuations in construction costs, interest rate volatility, and shifts in market demand for commercial and residential properties. These risks are exacerbated by the cyclical nature of the real estate market, where downturns in the economy or disruptions in the credit markets may result in reduced project feasibility, lower occupancy rates, or diminished property values. Any failure to accurately project development timelines, secure adequate financing, or adapt to market conditions could impair the profitability of real estate development initiatives and negatively impact the Company’s overall financial performance.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

We derive revenue from fixed unit price contracts, cost-plus contracts and lump sum contracts. The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. Cost-plus contracts allow us to be reimbursed for all allowable costs plus a fixed fee. We realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenue exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our business, financial condition, results of operations and cash flows.

The costs incurred and gross margin realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•
on site conditions that differ from those assumed in the original bid or contract;
•
failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs of materials needed to complete a contract;
•
contract or project modifications creating unanticipated costs not covered by change orders;
•
failure by our suppliers, subcontractors, designers, engineers, joint venture partners, or clients to perform their obligations;
•
delays in quickly identifying and taking measures to address issues which arise during contract execution;
•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials, as well as fuel for our equipment;
•
claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;
•
difficulties in obtaining required governmental permits or approvals;
•
availability and skill level of workers in the geographic location of a project;
•
citations issued by any governmental authority, including OSHA;
•
unexpected labor conditions, costs or work stoppages;
•
changes in applicable laws and regulations;
•
delays caused by weather conditions;
•
fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or clients or our own personnel; and
•
mechanical problems with our machinery or equipment.

We currently maintain all our cash and cash equivalents with one financial institution, and, therefore, our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fails.

We currently maintain all our cash and cash equivalents with one (1) financial institution, Seacoast National Bank. As of March 26, 2025, our cash balance in excess of Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit was $8,199,835. Therefore, we may not be able to recover a substantial portion of these cash and cash equivalents, in the event of the failure of any such financial institutions. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions in the future, we are considering diversifying our investments by transferring cash not required for immediate use into short-term treasury bills and also considering transferring a portion of our cash and cash equivalents to other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at three financial institutions. Additionally, we intend to work with our current financial institution to increase the amount of funds held there that are insured by FDIC Insurance. Notwithstanding these efforts, the failure of our financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Increased costs of labor and materials can materially adversely affect our business, results of operations or financial condition.

Higher than expected costs of labor and materials, including transportation costs related to increased fuel pricing, may adversely affect our ability to realize profits on our construction projects. Inflation, interest rate impacts on our suppliers’ pricing, and supply chain failures are potential causes for such increased costs. It is difficult to accurately project these costs when bidding on a project, and there is no guarantee that we will be able to pass these higher costs on to our customers. As a result, an increase in such costs could have a material adverse effect on our business, results of operations, or financial condition.

Recent inflationary pressures have materially impacted our operations and may continue to do so in the future. Specifically, we have experienced delayed commencement dates on projects as we have had to revise budgets and proposals to account for the rising costs of labor and materials. Inflation has caused the prices of key construction materials, such as steel, lumber, and concrete, to rise substantially. These increased costs have made projects more expensive overall. Additionally, stronger lending requirements, elevated borrowing costs and increased financing rates have delayed our clients in securing construction loans, further impacting project timelines. While most of these inflationary costs are passed directly to the consumer as a pass-through cost, the cumulative effect of these delays and increased costs have and may continue to have a significant adverse impact on our profitability and cash flow.

Supply chain disruptions could materially affect our business.

Our business operations rely heavily on a stable and efficient supply chain. Any disruptions, terminations, or interruptions in our supply arrangements, as well as increases in the cost of materials and products, could have a material adverse effect on our business, financial condition, and results of operations. We depend on a network of suppliers for the materials and products necessary for our construction projects. Disruptions in this supply chain, whether due to natural disasters, geopolitical events, transportation issues, or other unforeseen circumstances, can lead to delays in project timelines, increased costs, and reduced profitability. Our supply arrangements are critical to maintaining a steady flow of materials. The termination or interruption of these arrangements, whether due to supplier bankruptcy, contract disputes, or other reasons, could force us to seek alternative suppliers, potentially at higher costs and with longer lead times. This could negatively impact our ability to complete projects on schedule and within budget. Fluctuations in the cost of materials and products, driven by factors such as inflation, changes in market demand, or supply shortages, can significantly impact our operating expenses. Increased costs for key materials like steel, concrete, and lumber can erode our profit margins and make it more challenging to offer competitive pricing to our clients. Additionally, the quality and availability of materials are crucial to our construction projects. Any decline in the quality of supplied materials or shortages in availability can lead to project delays, increased rework, and higher costs. Ensuring consistent quality and availability is essential to maintaining our reputation and client satisfaction.

The recent imposition of tariffs by the U.S. government on imports from Canada, Mexico, and China presents several risks that could materially and adversely affect our business operations and financial performance.

Recent tariffs and proposed tariffs, including the 25% tariffs on Canadian and Mexican imports and 10% tariffs on Chinese goods encompass essential construction materials such as steel, aluminum, and lumber. While the Company does not purchase materials from these countries, the tariffs may cause delays and shortages in obtaining necessary materials, potentially leading to project delays and increased costs. This could adversely affect our ability to meet project deadlines and contractual obligations and may lead to higher expenses for our projects and could negatively impact our profit margins.

In response to U.S. tariffs, Canada and Mexico have announced plans for their own tariffs on American products. Such retaliatory actions could further disrupt supply chains and increase costs for materials and goods essential to our operations.

The tariffs have introduced significant uncertainty into the market, leading to volatility in material prices and potential delays in project timelines. This uncertainty could affect our strategic planning and financial forecasting.

We are actively monitoring the situation and exploring strategies to mitigate these risks, including seeking alternative suppliers, adjusting project timelines, and exploring cost-saving measures. However, there can be no assurance that these efforts will fully offset the potential negative impacts of the tariffs.

Our ability, or inability, to establish strategic partnerships and expand our operations may adversely affect our business and our plans.

Our ability to establish and maintain strategic partnerships is crucial for the expansion of our operations and overall business success. Building strong relationships with our clients, especially franchise clients, is essential for securing repeat business and referrals to new clients. However, if we are unable to effectively establish these partnerships, our growth plans may be adversely affected. The success of our expansion efforts depends on our ability to foster trust and collaboration with our partners. Failure to do so could result in missed opportunities for new projects and hinder our ability to penetrate new markets. Additionally, any disruptions or challenges in our existing partnerships could negatively impact our reputation and limit our ability to attract new clients.

Adverse economic conditions that impact consumer spending may materially affect our business and our partners’ businesses.

Our business, as well as the businesses of our partners, is significantly influenced by general economic conditions. Economic downturns, recessions, or periods of economic uncertainty can lead to reduced consumer spending, which may have a material adverse effect on our construction and development projects. During economic downturns, consumers often reduce spending, including on new homes and commercial properties. This reduction in consumer spending can lead to decreased demand for our construction and development services, resulting in lower revenues and profitability.

Economic conditions can also impact the availability and cost of financing for our projects. Tightened credit markets and higher interest rates can make it more difficult and expensive for us and our partners to secure the necessary funding for ongoing and future projects. This can delay or halt project development, further impacting our financial performance. Economic instability can lead to disruptions in the supply chain, affecting the availability and cost of materials and labor. Increased costs and delays in obtaining necessary resources can negatively impact project timelines and budgets, reducing our overall profitability. Economic conditions can also lead to increased market volatility, affecting property values and investment returns. Fluctuations in real estate markets can impact the valuation of our projects and the ability to sell or lease properties at favorable terms, further affecting our financial stability.

The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our reputation and business, results of operations or financial condition.

Our business operations utilize a variety of cloud-based IT systems. We are dependent on these systems for all commercial transactions, and supply chain and inventory management. Although we (i) have established a firewall for our network, (ii) conduct regular system updates and employee training, (iii) regularly backup our data and (iv) have established appropriate contingency plans to mitigate the risks associated with a failure of our IT systems or a security breach, if one of our key IT systems were to suffer a failure or security breach this could have a material adverse effect on our business, results of operations or financial condition. Further, we rely on third parties for certain IT services. If an IT service provider were to fail or the relationship with us were to end, we might be unable to find a suitable replacement in a timely manner, and our business, results of operations or financial condition could be materially adversely affected. We continually modify and enhance our IT systems and technologies to increase productivity and efficiency. As new systems and technologies are implemented, we could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to our manufacturing and other business processes. When implemented, the systems and technologies may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on our business, results of operations or financial condition.

We receive and store personal information in connection with human resources operations, marketing efforts and other aspects of our businesses. Additionally, we exchange information with numerous trading partners across all aspects of our operations. Any security breach of our IT systems or those of our dealers, distributors and trading partners could result in disruptions to our operations or erroneous transactions. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships with our clients, lead to claims against us and ultimately materially adversely affect our business, results of operations or financial condition.

As of the date of this annual report, we have not experienced a material cyber security incident.

Failure to maintain safe work sites could result in significant losses, which could materially affect our business and reputation.

Because our employees and others are often in close proximity with mechanized equipment, moving vehicles, and chemical substances, our construction and maintenance sites are potentially dangerous workplaces. Therefore, safety is a primary focus of our business and is critical to our reputation and performance. Many of our clients require that we meet certain safety criteria to be eligible to work on the project. Unsafe work conditions, including OSHA violations, also can increase employee and subcontractor turnover, which increases project costs and therefore our overall operating costs. If we fail to implement safety procedures, implement ineffective safety procedures or fail to have adequate insurance policies in place, our employees and subcontractors could be injured, and we could be exposed to investigations and possible litigation. Our failure to maintain adequate safety standards through our safety programs could also result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

Potential lawsuits could expose us to substantial liabilities.

Our business operations expose us to the risk of litigation, which could result in substantial liabilities and adversely affect our financial condition and results of operations. Legal claims and disputes related to contract performance, construction defects, workplace safety, and environmental regulations can lead to significant legal expenses, settlements, or judgments. Even if we successfully defend against these claims, the associated costs can strain our financial resources and negatively impact profitability. Additionally, litigation can harm our reputation, disrupt operations, and divert management’s attention from core business activities. While we maintain insurance coverage, it may not fully cover all potential liabilities, leading to significant out-of-pocket expenses.

We may be unable to obtain or maintain sufficient bonding capacity, which could materially adversely affect our business.

Some of our contracts require performance and payment bonds. Our ability to obtain performance and payment bonds primarily depends upon our capitalization, working capital, past performance, management expertise, reputation and certain external factors, including the overall capacity of the surety market. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain projects or successfully contract with certain clients. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with such bonds, which could negatively affect our liquidity and results of operations.

It is standard for sureties to issue or continue bonds on a project-by-project basis, and they can decline to do so at any time or require the posting of additional collateral as a condition thereto. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to or costly to obtain in the future. If we were to experience an interruption or reduction in the availability of our bonding capacity as a result of these or any other reasons, or if bonding costs were to increase, we may be unable to compete for certain projects that require bonding, which would materially and adversely affect our financial condition, results of operations or liquidity.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage, discussed in the “Insurance” section. Nonetheless, we are not fully insured against all possible risks, nor are all such risks insurable. We may be forced to cover the costs of certain realized risks which may have a material adverse effect on our business, results of operations or financial condition.

Our business requires us to pay contracting licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire. This may have a materially adverse effect on our business, results of operations or financial condition.

Each state within the United States maintains its own licensing regime with respect to construction and development business. The applicable fees and compliance rules may prove too costly for us and senior management may choose to permit our license-to-do-business in certain states to expire. We may make such a decision based on the costs outweighing the benefits, although our judgment may prove incorrect, and we may forfeit the possibility of significant profit by withdrawing from a certain state. Poor decision-making with respect to allowing certain licenses to expire or to maintaining them indefinitely may have a materially adverse effect on our business, results of operations or financial condition.

We depend on third parties for equipment and supplies essential to operate our business.

We rely on third parties to sell or lease equipment to us and to provide us with supplies including construction materials necessary for our operations. We cannot assure you that our favorable working relationships with our suppliers will continue in the future. In addition, there have historically been periods of supply shortages in our industry.

The inability to purchase or lease equipment that are necessary for our operations could severely impact our business. If we lose our supply contracts and receive insufficient supplies from third parties to meet our clients’ needs, or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected.

Many times our subcontractors are responsible for purchasing supplies for our projects so their inability to adequately source materials impacts our ability to operate. To help offset this risk, the Company has multiple trade accounts with suppliers to source supplies and materials that our subcontractors are unable to procure.

We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with our suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.

In the past, we have not made use of confidentiality agreements with our employees, clients, consultants and other parties to protect proprietary information or trade secrets. We intend to rely on such confidentiality agreements on a go-forward basis. Current and former employees not covered under confidentiality agreements may divulge our proprietary information or trade secrets. The release of such proprietary information or trade secrets could adversely affect our business and results of operations. Additionally, for individuals covered by future confidentiality agreements, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our proprietary information or trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel at the expense of other tasks related to our business.

Our business is highly dependent on a single client, and the loss of this client or a significant reduction in services provided to this client could materially and adversely affect our revenue and profitability.

Our business is significantly dependent on a single franchise, which accounted for approximately 41% and 52% of our total revenue for the fiscal years ended December 31, 2024 and 2023, respectively. This heavy reliance on one client exposes us to several risks that could have a material adverse effect on our operations, financial condition, and overall profitability:

•
Revenue Volatility and Operational Impact:
•
Any loss or substantial reduction in the services provided to this client could lead to a dramatic decrease in our revenue. A significant downturn in this client's business or financial condition would directly impair our cash flow and ability to meet both operational and strategic obligations.
•
Contractual and Pricing Risks:
•
Should this client demand pricing concessions, renegotiate terms, or impose other modifications to our contractual arrangements, the resulting adjustments could compress our profit margins. Such changes may force us to absorb increased costs or pass on the burden to other clients, potentially compromising our competitive position.
•
Challenges in Diversification:
•
Replacing or offsetting the loss of business from this key client with other clients of comparable size presents substantial challenges. Market perceptions of our reliance on a single client may undermine our efforts to attract new customers, delaying or even preventing a successful diversification of our revenue base. Moreover, even if we are able to secure additional clients, there is no assurance that such efforts will occur in a timely manner or on favorable terms.
•
Resource Allocation and Strategic Focus:
•
Efforts to diversify our client base require significant management attention and the allocation of substantial resources. These diversionary efforts may detract from our core business activities and could lead to increased operational costs, thereby affecting our overall financial performance.
•
Market and Industry Uncertainty:
•
Given the uncertainty in market conditions and the potential for rapid changes in industry dynamics, our reliance on this single client amplifies the risk of unexpected disruptions. Any adverse developments affecting this client could not only impair our current performance but also hinder our long-term strategic planning and growth initiatives.

In summary, our heavy dependence on a single client represents a significant concentration risk. Any adverse change in this relationship—whether due to a loss of business, contract renegotiations, or deterioration in the client’s financial condition—could have a materially adverse effect on our business, financial condition, and results of operations. We are actively exploring diversification strategies; however, there can be no assurance that such efforts will successfully mitigate these risks or be implemented on favorable terms.

Our failure to meet the schedule or performance requirements of our contracts could adversely affect us.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule, unless the result of non-fault issues such as force majeure, could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts, such as material shortages, changes to the scope of work or subcontractor performance, could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our clients.

We may choose, or be required, to pay our subcontractors even if our clients do not pay, or delay paying us for the related services.

We use subcontractors to perform portions of our services. In some cases, we pay our subcontractors before our clients pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for clients that fail to pay, or delay paying us, for the related work.

Our subcontractors may fail to satisfy their obligations or we may be unable to maintain these relationships, which could have a material adverse effect on our business.

Our business relies heavily on subcontractors to fulfill various aspects of our construction projects. If our subcontractors fail to satisfy their obligations to us or other parties, it could lead to project delays, increased costs, and potential legal disputes. Such failures can negatively impact our reputation, client relationships, and overall project outcomes. Maintaining strong relationships with our subcontractors is crucial for our operational success. If we are unable to sustain these relationships, whether due to financial instability, performance issues, or competitive pressures, it could disrupt our supply chain and project schedules. This disruption may result in higher costs and reduced efficiency, adversely affecting our profitability and growth prospects.

Intense competition may adversely affect our business and financial condition.

We operate in a highly competitive industry, and we face significant competition from both established companies and new market entrants. Some of our competitors have greater financial, technical, and marketing resources than we do, which may allow them to invest in expansion, acquisitions, and other strategic initiatives and to respond more quickly to new opportunities, technological advancements, and changes in consumer preferences. Our competitors may engage in aggressive pricing strategies, offer more attractive terms to clients, or invest heavily in marketing and promotional activities. These actions can lead to reduced market share, lower sales volumes, and decreased profitability for our business. Additionally, established competitors may have stronger brand recognition and customer loyalty, which can be difficult for us to overcome. This can limit our ability to attract new clients and retain existing ones, impacting our growth and market position.

We may lose business to competitors that underbid us, and we may be unable to compete favorably in our highly competitive industry.

Some of our project awards are determined through a competitive bidding process in which price is the determining factor. We compete against multiple competitors in all of the markets in which we operate, most of which are local or regional operators. Some of our competitors are larger than we are, are vertically integrated and/or have similar or greater financial resources than we do. As a result, our competitors may be able to bid at lower prices than we can due to the location of their plants or as a result of their size or vertical-integration advantages. An increase in competition may result in a decrease in new project awards to us at acceptable profit margins.

We could incur material costs and losses as a result of claims that our materials do not meet regulatory requirements or contractual specifications.

We provide our customers with materials designed to comply with building codes or other regulatory requirements, as well as any applicable contractual specifications. If our materials do not satisfy these requirements and specifications, material claims may arise against us, our reputation could be damaged and, if any such claims are for an uninsured, non-indemnified or product-related matter, then resolution of such claim against us could have a material adverse effect on our financial condition, results of operations or liquidity.

Unionization activities may disrupt our operations and increase our costs.

Although none of our employees are currently covered under collective bargaining agreements, our employees or that of our suppliers may elect to be represented by labor unions in the future. If a significant number of our employees or that of our suppliers were to become unionized and collective bargaining agreement terms were significantly different from our or our suppliers’ current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our or that of our suppliers or employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new projects in such markets could materially increase.

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our portfolio and to accommodate new features and expanded service offerings; or the failure to receive necessary environmental clearances for our presence in certain markets. To successfully introduce and market our services at a profit, we must establish brand name recognition and competitive advantages for our services. There are no assurances that we can successfully address these challenges and if unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels of our business are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company may be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenues. As a result, any significant reduction in planned or actual revenues may immediately and adversely affect our business, financial condition and operating results.

We may not meet our development and commercialization milestones.

We have established milestones, based upon our expectations regarding our services, which we use to assess our progress toward developing our market. These milestones relate to [ ] as well as dates for achieving development goals. If our services exhibit defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential prospects of our commercial services may decline to purchase such products or may opt to pursue alternative competitors. We can give no assurance that our development and commercialization schedule will continue to be met as we further develop services currently under use or any of our other future services.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential claims.

Our services entail the inherent risk of liability claims or product recalls. Liability insurance is expensive and, if available, may not be available on acceptable terms at all periods of time. A successful liability claim or issue could inhibit or prevent the successful commercialization of our services, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition.

Risks Relating to Our Industry

Our results of operations fluctuate from quarter to quarter and from year to year as they are affected, among other things, by the seasonal nature of the construction industry.

Our results of operations experience substantial fluctuations from quarter to quarter and year to year. Any negative economic conditions that occur during the months of traditionally higher sales of a given product could have a disproportionate effect on our results of operations for the entire fiscal year. We may also make strategic decisions to deliver and invoice customers at certain dates to lower costs or improve supply chain efficiencies or may be forced to do so because of supply chain issues or disruption. As a result, our results of operations are likely to fluctuate significantly from period to period such that any historical results should not be considered indicative of the results to be expected for any future period. In addition, we incur significant additional expenses in the periods leading up to the beginning of new projects which may also result in fluctuations in our results of operations. Our annual and quarterly gross profit margins are also sensitive to a number of factors, many of which are beyond our control. This seasonality in revenues, expenses and margins, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including major weather events such as hurricanes, geopolitical uncertainty, the cost or availability of raw materials or labor, discretionary spending habits and currency exchange rate fluctuations, could materially adversely affect our business, results of operations or financial condition.

We are subject to laws, rules and regulations regarding safety, health, environmental and noise pollution and other issues that could cause us to incur fines or penalties or increase our operating costs.

We are subject to federal, state local, and municipal laws, rules and regulations in the United States regarding product safety, health, environmental and noise pollution and other issues that could cause us to incur fines or penalties or increase our operating costs, all of which could have a material adverse effect on our business, results of operations or financial condition. Namely, we are required to comply with the Occupational Safety and Health Act of 1970, which helps to ensure safe and healthy working conditions for workers by setting and enforcing standards and by providing training, outreach, education, and assistance. A failure to comply with, or compliance with, any such requirements or any new requirements could result in increased expenses to modify our products, or harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in our business, some of which may be outside our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may be inadequate or unavailable to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of unreported incidents and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we may be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

The construction services industry is highly schedule driven, and our failure to meet the schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.

In some instances, we guarantee that we will complete a project by a certain date. Any failure to meet contractual schedule or completion requirements set forth in our contracts could subject us to responsibility for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages, liability for our customer’s actual costs arising out of our delay, reduced profits or a loss on that project, damage to our reputation and a material adverse impact to our financial position, results of operations, cash flows and liquidity.

Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events could materially adversely affect our business, results of operations or financial condition and the market for stocks globally.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest and acts of terrorism, upheavals in international relations, or similar disruptions could materially adversely affect our business, results of operations or financial condition. These events could result in physical damage to one or more of our properties or construction projects, increases in fuel or other energy prices, temporary or permanent closure of one or more of our projects, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials or building supplies, and disruption to our information systems, and, ultimately, have a material adverse impact on our business, results of operations or financial condition. Further, such events could materially adversely affect the financial markets. The price of our common stock may decline significantly if such an event were to occur after the consummation of this offering, in which case you may lose your investment. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our products and services.

We may not have sufficient resources to effectively introduce and market our services and products, which could materially harm our operating results.

Continuation of market acceptance for our existing services and products require substantial marketing efforts and will require our sales account executives and contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors.

Commercialization of our products and services, require us to expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that expanding our own marketing and sales capabilities continues to be required, we may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

We operate in a highly competitive industry.

We may encounter competition from local, regional, or national entities, some of which have superior resources or other competitive advantages in the larger construction and real estate development space. Intense competition may adversely affect our business, financial condition, or results of operations. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded.

We may require additional financing to sustain or grow our operations. Raising additional capital may cause dilution to our existing stockholders and investors, or restrict our operations.

We may need to seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, or strategic alliances and acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under other types of contracts, the ownership interests of our stockholders may be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of Common Stock in terms of the payment of dividends or in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into contractual arrangements, or declaring dividends and may require us to grant security interests in our assets.

Risks Relating to Our Securities

The i existing market for our securities developed very recently, and we do not know whether it will provide you with adequate liquidity.

Prior to our recent offering, there had not been a public market for our securities. We cannot assure you that an active trading market for our common stock, having developed recently. be maintained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The initial public offering price for the shares was determined by negotiations between us and representatives of the underwriters and may not be indicative of prices that will ultimately prevail in the trading market.

JFB Construction Holdings is a holding company.

We, JFB Construction Holdings, are a holding company and our only significant assets are the membership interest and capital stock of our current or future subsidiaries. As a result, we are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through its subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of that subsidiary before any assets are made available for distribution to us.

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

Investing in our stock involves substantial risk due to potential for rapid and unpredictable fluctuations in our stock price. The trading price of our common stock is likely to be volatile and may experience rapid and unpredictable changes. This volatility can make it difficult for investors to assess the rapidly changing value of our stock and may prevent you from being able to sell your shares at or above the price you paid for them. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about us or our competitors or our industry;

•
the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (“SEC”);
•
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market; additions and departures of key personnel;
•
additions and departures of key personnel;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•
the passage of legislation or other regulatory developments affecting us or our industry;
•
speculation in the press or investment community;
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest;
•
natural disasters and other calamities; and
•
changes in general market and economic conditions.

In addition, instances of extreme stock price run-ups followed by rapid price declines and significant stock price volatility may occur, and these fluctuations may be unrelated to our actual or expected operating performance, financial condition, or prospects. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•
labor availability and costs for hourly and management personnel;
•
changes in interest rates;
•
macroeconomic conditions, both nationally and locally;
•
changes in consumer preferences and competitive conditions;
•
expansion to new markets;
•
increases in infrastructure costs; and
•
in commodity prices.

Unanticipated fluctuations in our quarterly operating results could result in a decline in our stock price.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If, after listing, we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have no current plans to pay cash dividends on our common stock for the foreseeable future, and you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it and any potential investor who anticipates the need for current dividends should not purchase our securities. See the section entitled “Dividend Policy.”

The sale or availability for sale of substantial amounts of our Class A Common Stock could adversely affect its market price.

Sales of substantial amounts of our Class A Common Stock in the public market following our recent public offering, including sales of any shares pledged for a loan by any holder of a significant number of shares of our Class A Common Stock, or the perception that these sales could occur, may adversely affect the market price of our Class A Common Stock and could materially impair our ability to raise capital through future equity offerings. The Class A Common Stock discussed in this filing is freely tradable without restriction or further registration under the Securities Act. Additionally, shares held by our existing shareholders may also be sold in the public market in the future, subject to the restrictions under Rule 144 of the Securities Act and any applicable lock-up agreements. Immediately following the events described in this filing, there will be 9,250,000 shares of Common Stock outstanding, including 5,250,000 shares of Class A Common Stock (or 9,437,500 shares of Common Stock and 5,437,500 shares of Class A Common Stock if the full exercise of the underwriters’ Over-allotment Option occurs).

In connection with prior offerings, we had agreed not to sell any common stock for eighteen months from the closing of those offerings without the prior written consent of the underwriter, and each of our directors and officers named in the section “Directors and Executive Officers” had agreed not to sell any common stock for six months from the date of the prospectus in those prior offerings without the prior written consent of the underwriter, subject to certain exceptions. However, the Underwriters may have released these securities from these restrictions at any time, subject to applicable regulations of the Financial Industry Regulatory Authority, Inc. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or other shareholders, or the availability of these securities for future sale, will have on the market price of our common stock.

We cannot predict the effect our dual-class structure may have on the market price of our Class A Common Stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. The dual-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices (including Nasdaq) will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock may be adversely affected.

We will incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, has imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we anticipate that compliance with these rules and regulations will increase our legal, accounting and financial compliance costs substantially. A number of those requirements will require us to carry out activities we have not done previously. For example, we will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain our current levels of such coverage. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations or interpretations thereof; or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by federal, state and local authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

A change in tax laws or regulations could increase our tax burden and adversely affect our business.

Changes in tax laws or regulations at the federal or state level could significantly impact our financial condition and results of operations. Any increase in our tax burden due to new legislation or changes in existing tax policies could reduce our profitability and cash flows. This includes potential changes in corporate tax rates, deductions, credits, and other tax-related provisions that could increase our overall tax liability. Additionally, compliance with new tax regulations may require substantial time and resources, further straining our financial and operational capacities. Uncertainty and complexity in the tax landscape can also complicate our financial planning and forecasting, making it more challenging to manage our business effectively. These factors could collectively have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes to accounting rules or regulations may adversely affect the Company’s financial statements.

Changes to existing accounting rules or regulations may impact our financial statements, and in turn, impact the reporting of our future results of operations, result in additional costs to the Company or cause negative perception of the Company’s financial outlook by investors or analysts. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to our operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for our operations, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, this could have a material adverse effect on the results of our operations.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements.

We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but (i) not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our securities and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to stockholders of such companies.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have opted for taking advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jobs Act.

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company”, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•
taking advantage of an extension of time to comply with new or revised financial accounting standards;

•
reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, will qualify for exemptions from certain corporate governance requirements.

We are a “controlled company” within the meaning of the Nasdaq listing standards. For so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not plan to take advantage of the exemptions provided to controlled companies, which include

•
our Board of Directors is not required to be comprised of a majority of independent directors;
•
our Board of Directors is not subject to the compensation committee requirements; and
•
we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.
•
our Board of Directors is not required to be comprised of a majority of independent directors;

The controlled company exemptions do not apply to the audit committee requirement or the requirement for executive sessions of independent directors. We are required to disclose in our annual report that we are a controlled company and the basis for that determination. Although we do not plan to take advantage of the exemptions provided to controlled companies, we may in the future take advantage of such exemptions. Our status as a controlled company could cause our securities to be less attractive to certain investors or otherwise adversely affect our securities’ trading price.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

The anti-takeover provisions of the Nevada law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three (3) years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. Our Articles of Incorporation and our Bylaws, upon the consummation of this offering, may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Board of Directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff, all of which would is likely to add additional attention and costs to the Company. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, once our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Liability of directors for breach of duty is limited under Nevada law.

Our articles of incorporation limits the liability of directors to the maximum extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•
breach of their duty of loyalty to us or our stockholders;
•
act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•
transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify for our directors and officers to the fullest extent permitted by law, and may indemnify employees and other agents. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding.

We entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for any and all expenses (including reasonable attorneys’ fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by such directors or officers or on his or her behalf in connection with any action or proceeding arising out of their services as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request provided that such person follows the procedures for determining entitlement to indemnification and advancement of expenses set forth in the indemnification agreement. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. At present, there is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintained a Cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our Cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a Cybersecurity awareness campaign designed to identify, assess and manage material risks from Cybersecurity threats, including by engaging a third-party Cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our Cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving Cybersecurity threats. We may engage external experts, including Cybersecurity assessors, consultants, and auditors to evaluate Cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors, and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party Cybersecurity service provider, material risks from Cybersecurity threats associated with our use of such entities.

Our Cybersecurity risk management methodology includes:

•
risk assessments designed to help identify material Cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•
individuals, including employees and external third-party service providers, who are responsible for managing our Cybersecurity risk assessment processes, our security controls, and our response to Cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
Cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a Cybersecurity incident response plan that includes procedures for responding to Cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known Cybersecurity threats, including as a result of any prior Cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from Cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board provides strategic oversight on Cybersecurity matters, including material risks associated with Cybersecurity threats. The Board has delegated to the Audit Committee oversight of Cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our Cybersecurity risk management methodology. Our Board and the Audit Committee receives periodic updates from our Chief Financial Officer and more frequently as needed, regarding the overall state of our Cybersecurity preparedness, information on the current threat landscape, and material risks from Cybersecurity threats and Cybersecurity incidents. The Audit Committee and our management team are informed about and monitor the prevention, detection, mitigation, and remediation of Cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

The Audit Committee reports to the full Board regarding Cybersecurity activities. The full Board also receives briefings from management on cyber risk issues and best practices. Our management team is responsible for assessing and managing our material risks from Cybersecurity threats. The team has primary responsibility for developing and maintaining our overall Cybersecurity risk methodology and supervises both our internal Cybersecurity personnel and our retained external Cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate Cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our corporate headquarters are located at 1300 S. Dixie Highway, Suite B, Lantana, FL 33462 pursuant to a 7-year lease which commenced on March 29, 2024. The monthly rent is $11,928 for approximately 4,473 square feet of office space. The base rent increases by two and one-half percent (2.5%) each year of the lease. We have an option to purchase the entire property, which is approximately 8,991 square feet, for $4,250,000 until December 31, 2025. The property is in good condition and we believe it is sufficient for our business needs.

Item 3. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our Common Stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

In addition, from time to time, we may be subject to various additional claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief.

As we continue to grow and develop our services, we anticipate that we will expend significant financial and managerial resources in the defense of our products in the future. We also anticipate that we will expend significant financial and managerial resources to defend against claims against our services.

As of December 31, 2024, there was on-going litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company has filed a lien on the property and is awaiting a court date to proceed with foreclosure on the property. As of December 31, 2024, the Company has filed a motion for summary judgment to foreclose on the property which is set to be heard by the court in early 2025. There was no on-going litigation for the year ended December 31, 2023.

As of December 31,2024, a formal notice of claim has been issued in connection with a subcontractor's defaulted work at a job site managed by the Company. The claim pertains to deficiencies in the subcontractor's performance, which have resulted in concerns regarding the quality and timely completion of work.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock began trading on the Nasdaq Capital Market under the symbol JFB on March 06,2025.

As of March 25,2025, there were approximately 330 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 26, 2025 was $4.15 per share.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our Common Stock will be at the discretion of our Board and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Preferred Stock

As of December 31, 2024, the Company does not have any shares of preferred stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is ClearTrust LLC 16540 Pointe Village Dr, Suite 210 Lutz, FL 33558

Recent Sales of Unregistered Securities

During the past three (3) years, we have issued the following common stock. We believe that each of the following issuances was exempt from registration under the Securities Act pursuant to Section4(a)(2) of the Securities Act regarding transactions not involving a public offering, or in reliance on Regulation S under the Securities Act regarding sales by an issuer in offshore transactions. No underwriters were involved in these issuance of common stock.

On April 30th, 2024. Joseph F. Basile III gifted 40.625 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.3125 shares of common stock in the JFB Subsidiary to another individual.

To effectuate the Reorganization, on July 18,2024, Mr Basile. The Basile Family Irrevocable Trust, and another shareholder contributed their shares in JFB Construction & Development, Inc to JFB Construction Holdings in exchange for shares of common stock of JFB Construction Holdings. As a result, JFB Construction Holdings issued (1) 365.000 shares of Class A Common Stock and 4,000,000 shares of Class B Common to Mr. Basile, (2) 250,000 shares of Class A Common Stock to The Basile Family Irrevocable Trust, and 25,000 shares of Class A Common Stock to the other shareholder. Accordingly, immediately after the Reorganization, Mr Basile and Basile Family Irrevocable Trust owned approximately fifty-seven percent (57%) and forty-three percent (43%) of the Common Stock of JFB Construction Holdings, respectively.

On July 19,2024 the Company issued 360,000 shares of the Company's Class A common stock to Chartered Services for assisting the company with various consulting services. These services included the Company's nomination system for all directors and aid in identifying qualified candidates, Review and advise the Company on all documents and accounting systems with GAAP compliance, provide support as a liaison for the Company's third party service providers, and provide business development services. Under this agreement the shares have already been granted and cannot be reclaimed even if the agreement is cancelled with or without cause. There are no required measurable deliverables or milestones as part of this agreement from Chartered Service. The agreement contains customary confidentiality and non-solicitation provisions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to JFB Construction Holdings.

Overview of Company

JFB is a commercial and residential construction company specializing in retail buildouts, multifamily developments, luxury homes and general commercial construction. We have strong relationships with franchisees and franchisors, which has been the foundation of driving steady growth, especially in the Southern Atlantic region. Our expansion plans include vertically integrated real estate development projects and securing larger, more complex construction projects that require higher bond capacity.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and those differences may be material.

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this annual report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

•
Entities with more than 50% voting interest, unless control is not with the Company; and
•
Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2024, and 2023, respectively, include:

•
Allowance for doubtful accounts and contract receivables
•
Valuation of stock-based compensation
•
Estimated useful lives of property and equipment
•
Contract liabilities and Contract assets
•
Implicit interest rate in right-of-use operating leases
•
Uncertain tax positions
•
Valuation allowance on deferred tax assets

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

In accordance with ASC 275, “Risks and Uncertainties,” the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

1.
Industry Cyclicality (ASC 275-10-50-6) – The Company’s financial performance is affected by industry trends, seasonality, and shifts in market demand.
2.
Macroeconomic Conditions (ASC 275-10-50-8) – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.
3.
Pricing Volatility (ASC 275-10-50-4) – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

Revenue from Contracts with Customers

Revenues and related costs on equipment contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

In accordance with ASC 606-10-50-5, the Company identifies Revenue from Contracts with Customers using this 5- step model.

1. Identifying the Contract(s) with a Customer. The Company enters into written contract with customers that create enforceable rights and obligations. Contracts are assessed to ensure they meet criteria for being considered legally binding and capable of being accounted for.

2. Identify the Performance Obligations in the Contract. Performance obligations are identified as distinct promises to transfer goods or services to a customer. The Company identifies their scope of work and creates a schedule of values (SOV) outlining each individual scope of the project. Commercial construction performance obligations typically include delivering construction services for commercial construction and recognized the entire contract as a single performance obligation, Residential Construction is typically delivering the new construction of a residential construction or a remodel of an existing residential property, and we recognize the contract as a single performance obligation.

3. Determine the Transaction Price. The transaction price is the amount of considerations the Company expects to be entitled to in exchange for transferring promised services. The transaction price may include fixed amounts or cost-plus percentage method.

4. Allocate the Transaction Priced to Performance Obligations. The transaction price is allocated to each performance obligation (SOV) based on its stand-alone selling price. The stand-alone selling price is the price which the Company would sell its service separately to a customer.

5. Recognize Revenue when (or as) the Company Satisfies a Performance Obligation. The Company recognizes revenue over time based on the progress towards completion of performance obligation. Revenue recognized during this reporting period is derived from the total contract value as allocated to performance obligations satisfied during that period. Commercial construction revenue is recognized over time, using the cost-to cost method as we perform work on projects. Residential construction is similarly recognized over time for custom builds and remodel using the cost-to cost method.

By treating our contracts as a single performance obligation, we ensure that our revenue recognition process accurately reflects the economic realities of our business operations across all segments. This approach provides clarity to stakeholders regarding our revenue-generating activities, aligning with the guidance provided in ASC 606-10-55-89 through 55-91.

In accordance with ASC 606-10-50-8, the Company has disclosed significant judgements and changes in judgements related to the recognition of revenue from construction contracts. The application of ASC 606 requires the use of judgment in various aspects of revenue recognition, particularly in the use of the cost-to-cost method. The Company applies the cost-to-cost method to measure progress toward completion. This involves estimating the total contract cost and recognizing revenue based on the ration of cost incurred to the estimated total cost. The Company makes judgements regarding the recognition of revenue related to change orders and claims. Revenue from change orders is included in the transaction price when it is probable the customer will approve the change and the amount can be reliably estimated.

In accordance with ASC 606-10-50-8, the Company recognizes contract assets and liabilities that reflect timing of revenue relative to the amounts billed or paid. Contract balances are reported in the balance sheet as follows:

1. Contract Assets. Contract Assets represent the Company’s right to consideration for work completed to date but not yet billed to the customer. These amounts typically arise when revenue is recognized before an invoice is issued.

2. Contract Liabilities. Contract Liabilities represent the Company’s obligation to transfer goods or service to a customer for which it has received consideration or has the right to receive consideration before performing under the contract. Contract liabilities include advance payments or progress billing received from customers before the Company has satisfied its performance obligations.

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion.

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

•
Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
•
Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.
•
The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

•
Diluted EPS is computed by taking the sum of:
o
Net earnings available to common shareholders
o
Dividends on preferred shares
o
Dividends on dilutive mandatorily redeemable convertible preferred shares
o
Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:
▪
Stock options
▪
Warrants
▪
Convertible preferred stock
▪
Convertible debt
•
Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

•
Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
•
RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

•
Principal owners of the Company.
•
Members of management (including directors, executive officers, and key employees).
•
Immediate family members of principal owners and members of management.
•
Entities affiliated with principal owners or management through direct or indirect ownership.
•
Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

•
The nature of the relationship between the parties.
•
A description of the transaction(s), including terms and amounts involved.
•
Any amounts due to or from related parties as of the reporting date.
•
Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

•
Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”
•
Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
•
Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

•
Requiring enhanced disclosures of significant segment expenses.
•
Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

•
Standardizing and disaggregating rate reconciliation categories.
•
Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Results of Operations

For the Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Fiscal Year Ended December 31,		Change
	2024	2023	Amount
Revenues	$23,087,885	$32,366,003	$9,278,118
Cost of revenues	18,053,324	25,095,042	7,041,718
Gross profit	5,034,561	7,270,961	2,236,400
Operating expenses:
Selling and marketing expense	51,635	41,573	10,062
General and administrative	4,836,781	3,107,635	1,729,146
Depreciation and amortization expense	179,649	100,029	79,620
Total operating expenses	5,068,065	3,249,237	1,818,828
Income from operations	(33,504)	4,021,724	(4,055,228)
Other income (expense):
Other income, net	(8,142)	18,382	26,524
Interest expense	(32,649)	(31,292)	1,357
Interest income	193,300	136,948	56,352
Total other income (expense), net	152,509	124,038	28,471
Net income	$119,005	$4,145,762	$(4,026,757)

Revenues.

Revenues decreased by $9,278,118, or 28.66%, to approximately $23 million in the year ended December 31, 2024 from approximately $32.3 million for the year ended December 31, 2023. The decrease in revenue was principally driven by a decline in the number of new contracts awarded and new project commencements compared to the same period the previous year. This is attributable to seasonality in the industry, inflation, and high interest rates on construction loans. Seasonality significantly impacts the construction industry, with the first and second quarter traditionally being the weakest for JFB. Compounded by weather-related delays, most of our clients aim to complete their construction projects before the end of the calendar year to maximize their tax benefits by writing off the asset in that tax year. As a result, Q3 and Q4 have historically been our strongest quarters, with a surge in project completions and revenue recognition during these periods. The impact of seasonality was greater in the first 6 months of 2024 compared to 2023 for various reasons, including the reasons discussed below. Inflation has caused the prices of key construction materials, such as steel, lumber, and concrete, to rise substantially. These increased costs have made projects more expensive overall, which has, in turn, materially affected the number of new contracts awarded to JFB in the first nine months of 2024. Clients are more cautious about committing to new projects due to higher anticipated costs, leading to a decline in contract volume during the quarter. Rising interest rates have significantly increased the cost of financing for both us and our clients. Higher borrowing costs have led to a reduction in demand for new construction projects, as clients delay or scale back their plans due to the increased cost of capital. Additionally, to a lesser extent, the higher interest rates have directly increased our own financing costs, squeezing margins and reducing profitability. JFB is actively attempting to mitigate the impact of these factors in a number of different approaches, which include strategic procurement initiatives to lock-in pricing and ensure material availability, diversify our supplier base to attempt to reduce dependency of single sources and mitigate supply chain disruptions. Further, JFB is considering alternative financing options and strategies to optimize their capital structures in light of current market conditions.

Cost of revenues

Cost of revenues decreased $7,041,718, or 28.%, to approximately $18 million in the year ended December 31, 2024 from approximately $25 million for the year ended December 31, 2023. The decrease in costs of revenue was primarily due to a reduction of revenue as a whole, as well as the reduction of large-scale, higher cost projects that contributed to revenue in the prior period. Additionally, the Company implemented various cost-savings measures and efficiency improvements in project management and procurement processes, including the utilization of more in-house performance of trades rather than utilizing subcontractors that carry higher costs. These initiatives have successfully reduced direct project cost.

Gross profit

Our gross profit decreased by $2,236,400, or 30.7%, to $5 million in the year ended December 31, 2024 from $7.2 million in the year ended December 31, 2023. The decrease The decrease in the gross profit was primarily attributable to decrease in revenue

Selling and marketing expenses

Our selling and marketing expenses increased by $10,062, or 24%, from $51,635 in the year ended December 31, 2024 to $41,573 in the year ended December 31, 2023, primarily due to higher cost associated with increased advertising campaigns,expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $1.7 million, or 56.76%, to approximately $4.8 million in the year ended December 31, 2024 from approximately $3.1 million in the year ended December 31, 2023. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 21.1% and 9.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $79,620, or 79.6%, to $179,649 in the year ended December 31, 2024 from $100,029 in the year ended December 31, 2023, primarily due to expansion of the company’s asset base, including the acquisition of additional Company vehicles, has contributed to the higher depreciation expense. The increase in depreciation and amortization expenses reflects the Company ongoing investment in its asset base, which the Company believes is important for supporting long-term growth and operational effectiveness.

Other income, net

Our other income decreased by 26,524, or 144%, to ($8,142) in the year ended December 31, 2024 from $18,382 in year ended December 31, 2023, due to change in accounting practices related to how income was being booked for residential projects in addition to the recording of Additional Paid-In Capital (APIC). This adjustment reflects the issuance of new equity, which resulted in a reclassification of amounts previously recognized as other income.

Interest expenses

Our interest expense increased by $1,357, or 4.33%, to $32,649 in the year ended December 31, 2024 from $31,292 in the year ended December 31, 2023. The increase in our interest expense was primarily attributable to the higher balance of Additional-Paid-In-Capital (APIC),which lead to an increase in interest-bearing liabilities during the year. The increased debt levels resulted in higher interest obligations, driving the overall rise in interest expense.

Interest income

Our interest income increased by $56,352, or 41.1%, to $193,300 in the year ended December 31, 2024 from $136,948 in the year ended December 31, 2023. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $4,026,757, or 97.13%, to $119,005 in the year ended December 31, 2024 from $4,145,762 in year ended December 31, 2023, primarily due to decrease in new construction projects during this period of 2024. Increase in Depreciation and amortization expenses, a slowdown in revenue growth compared to the previous year, and an increase in operational expenses are all the result of the net income difference.

For the Years Ended December 31, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$3,481,851	$1,722,022
Net cash used in investing activities	(817,534)	(375,220)
Net cash used in financing activities	1,204,877	(142,054)
Net (decreased) increase in cash	1,459,439	1,204,748
Cash, beginning of the period	1,236,744	31,996
Cash, end of the period	$2,696,183	$1,236,744

Operating Activities

Net cash provided by operating activities was $3,481,851 in the year ended December 31, 2024, compared to cash provided in operating activities of approximately $1,722,022 in the year ended December 31, 2023. This is a 102% increase primarily driven by a significant increase in contract receivables. The rise in receivables reflects higher sales and contract activity during the year, resulting in corresponding increase in the amount of cash expected to be collected in future periods. The increase in contract receivables contributed significantly to the overall improvements in operating cash flow during the period.

Investing Activities

Net cash used in investing activities was $817,534 in the year ended December 31, 2024, compared to net cash used in investing activities of $375,220 in the year ended December 31, 2023. The increase in net cash used in investing activities was primarily attributable to two factors: an increased in investments in the Company's fleet of vehicles and the construction of the new headquarters. In 2024 significant capital expenditures were made for the development of the new headquarters, which contributed to higher cash outflow.

Financing Activities

Net cash used in financing activities was $1,204,877 in the year ended December 31, 2024, compared to net cash used by financing activities of $142,054 in the year ended December 31, 2023. The increase in net cash used in financing activities in the year ended December 31, 2024 was primarily attributable to the recognition of a lease liability on the financials. This lease liability, associated with the new company headquarters resulted in higher cash outflows.

Liquidity and Capital Resources

Overview

The general objectives of our capital management strategy reside in the preservation of our capacity to continue operating, in providing benefits to our stakeholders and in providing an adequate return on investment to our shareholders by selling our products at a price commensurate with the level of operating risk assumed by us.

We thus determine the total amount of capital required consistent with risk levels. This capital structure is adjusted on a timely basis depending on changes in the economic environment and risks of the underlying assets. We are not subject to any externally imposed capital requirements.

Working Capital

As of December 31, 2024, we had cash of approximately $2,696,183. Our current assets were approximately $7,123,579, including approximately $3,047,255 million in accounts receivable, approximately $1,213,614 contract assets, $166,527 in prepaid expenses, and our current liabilities were approximately $2,635,279, including $1,102,686 accounts payable, $633,794 contract liabilities, which resulted in a positive working capital of $4,488,300.

Our primary source of cash is currently generated from our business. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of future capital raises, we are reasonably confident that we can continue to meet operational needs solely by utilizing cash flows generated from our operating activities.

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the years ended December 31, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

Liquidity Risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. We achieve this by maintaining sufficient cash and banking facilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risks Associated with Our Business

Our business is subject to a number of risk and uncertainties. We believe these factors include, but are not limited to, those more fully described in “Risk Factors”, elsewhere in this prospectus. We urge you to read “Risk Factors” beginning on page 11 and this prospectus in full. Or summary of significant risks includes, but is not limited, to the following:

•
Our management team has no experience operating a company with publicly traded shares.
•
We lack formalized policies and procedures to ensure adequate board and management oversight of financial reporting, risk management, and regulatory compliance.
•
Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.
•
We currently maintain all our cash and cash equivalents with one financial institution. As of March 28, 2025, our cash balance in excess of FDIC limit at Seacoast National Bank was $8,139,998.
•
We face intense competition in our industry, including from some competitors that have greater financial and marketing resources.
•
We will experience significant risks while attempting to enter the real estate development market.
•
Our future expansion plans are subject to uncertainties and risks.
•
Supply problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.
•
We may require additional capital which may not be available.
•
Our business depends on the continued contributions made by Mr. Basile, our founder, Chairman and Chief Executive Officer.
•
Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
•
We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
•
If lawsuits are brought against us, we may incur substantial liabilities.
•
Our insurance may not be sufficient.
•
We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.
•
Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts, and geo-political events could materially adversely affect our business.

•
Our ability, or lack thereof, to establish strategic partnerships and expand our operations may adversely affect our business and our plans.
•
There is no existing market for our securities, and we do not know if one will develop.
•
The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
•
We have no current plans to pay cash dividends on our common stock for the foreseeable future.
•
Our founder and principal shareholder will have substantial influence over our Company. After giving effect to the sale of shares offered here, he will own approximately 47.19% of our outstanding capital stock, including 71.68% of the voting power, assuming no exercise by the underwriters of their over-allotment option.
•
You will experience immediate and substantial dilution as a result of this offering and may experience additional dilution in the future.
•
We will incur significant increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.
•
As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
•
Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
•
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•
Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.
•
An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue.
•
Our dependence on a significant franchise, which represented 41% and 52% of our total revenue in 2024 and 2023, respectively, could adversely affect our business and results of operations.
•
Our failure to comply with the regulations of Occupational Safety and Health Administration (“OSHA”) and state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.
•
A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations, and cash flows.
•
Tariffs by the U.S. government on imports from Canada, Mexico, and China could materially and adversely affect our business operations and financial performance.
•
We have broad discretion as to the use of the net proceeds from this offering and may not use them effectively.
•
The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of JFB Construction Holdings

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JFB Construction Holdings (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, shareholder equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue on construction projects in which the performance obligation is satisfied over time.

Auditing management’s evaluation of cost to complete v/s cost incurred on long term contracts involves significant judgment.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s past history with cost estimation, completed job profitability, observation and or conformation of the progress related to certain jobs and testing of the underling inputs and data.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023.

The Woodlands, TX

March 31, 2025

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Year Ended
	December 31, 2024	December 31, 2023
ASSETS
Cash	$2,696,183	$1,236,744
Contract Receivables	3,047,255	7,135,091
Contract Assets	1,213,614	240,943
Prepaid Expenses	166,527	125,760
Contract Assets- Related Party	—	120,696
TOTAL CURRENT ASSETS	7,123,579	8,859,234

NET PROPERTY AND EQUIPMENT	1,021,930	384,045

RIGHT-OF-USE ASSETS-RELATED PARTY	819,529	—

TOTAL ASSETS	$8,965,038	$9,243,279

LIABILITIES
Accounts payable and other payables	$1,102,686	$720,304
Accrued expenses	79,270	745,124
Contract liabilities	633,794	754,869
Related Party Payables	—	332,870
Lease liability-related party	819,529	—
TOTAL CURRENT LIABILITIES	2,635,279	2,553,167

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common stock, $0.0001 par value, 186,000,000 shares authorized; 4,000,000 and 3,640,000 issued and outstanding respectively	400	364
Class B Common stock, $0.0001 par value, 4,000,000 shares authorized; 4,000,000 shares issued and outstanding.	400	400
Additional paid in Capital	425,136	32,523
Accumulated deficit	5,903,823	6,656,825
Total SHAREHOLDER’S EQUITY	6,329,759	6,690,112

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$8,965,038	$9,243,279

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2024	December 31, 2023
Sales	$22,183,871	$31,386,003
Sales – Related Parties	904,014	980,000
Cost of Goods Sold	17,140,993	24,164,066
Cost of Goods Sold – Related Parties	912,331	930,976
Gross Profit	5,034,561	7,270,961

Operating Expenses
Selling and marketing expenses	51,635	41,573
General and administrative expense	4,836,781	3,107,635
Depreciation and amortization expense	179,649	100,029
Total Operating Expense	5,068,065	3,249,237

Income(Loss) from Operations	(33,504)	4,201,724

OTHER INCOME (EXPENSE)
Other Income (Expenses)	(8,142)	18,382
Interest expense	(32,649)	(31,292)
Interest Income	193,300	136,948

TOTAL OTHER INCOME	152,509	124,038

NET INCOME	$119,005	$4,145,762

Earnings Per Share
Basic and Diluted Common Share	$0.02	$0.54

Weighted- Average Common Shares Outstanding, Basic and Diluted	7,804,262	7,640,000

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2024 and 2023

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Total
Balance, December 31, 2022	3,640,000	$364	4,000,000	$400	$(764)	$2,649,767	$2,649,767
Distributions 2023	—	—	—	—	—	(138,704)	(138,704)
Imputed Interest					33,287		33,287
Net income 2023	—	—	—	—	—	4,145,762	4,145,762

Balance, December 31, 2023	3,640,000	$364	4,000,000	$400	$32,523	$6,656,825	$6,690,112
Distributions 2024	—	—	—	—	—	(872,007)	(872,007)
Issuance of Common stock for services	360,000	36			359,964		360,000
Imputed Interest	—	—	—	—	32,649	—	32,649
Net Income 2024	—	—	—	—	—	119,005	119,005

Balance, December 31, 2024	4,000,000	$400	4,000,000	$400	$425,136	$5,903,823	$6,329,759

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES
Net Income	119,005	4,145,762
Adjustments to reconcile Net Income to Net Cash provided by operations:
Depreciation Expense	179,649	100,029
Shares issued for Services	360,000	—
Imputed Interest	32,649	33,287
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	4,087,836	(1,039,850)
Contract Assets	(851,975)	1,442,906
Prepaid Expenses	(40,767)	(59,079)
Vendor Prepaids/Deposits	—	135,864
Accounts Payable	382,382	(1,719,057)
Accrued Expenses	(665,854)	674,459
Customer Deposits		(95,338)
Contract Liabilities	121,075	(1,896,959)
CASH PROVIDED BY OPERATING ACTIVITIES	3,481,850	1,722,022
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from sale of Fixed Asset		—
Cash Paid for purchased of Fixed Assets	(817,534)	(375,220)
Net cash used in investing activities	(817,534)	(375,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on loan payable	(332,870)	(3,350)
Shareholder Distributions	(872,007)	(138,704)
CASH USED FOR FINANCING ACTIVITIES	(1,204,877)	(142,054)
NET INCREASE (DECREASE) IN CASH	1,459,439	1,204,748
CASH AT BEGINNING OF YEAR	1,236,744	31,996
Cash at end of period	$2,696,183	$1,236,744

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash Financing
Addition of lease during this period	$908,705	$—

JFB Construction Holding

Notes to the Audited Financial Statements

Note 1 – Nature of the Business

JFB Construction & Development, Inc. (“JFB” or the “Company”) was incorporated in the State of Florida on May 28, 2014, and is based in Lantana, Florida. The Company offers more than 100 years of combined generational experience in residential and commercial construction and development. JFB builds multifamily communities, exclusive estate & equestrian homes, and over 2 million square feet of commercial retail and shopping centers. The Company meets its customers’ needs through advanced scheduling, deep construction expertise, innovative problem solving and continuous communication during construction.

On April 09, 2024, JFB Construction Holdings was formed out of the state of Nevada to serve as the parent company of JFB Construction & Development, Inc. The consolidated financial statements of JFB Construction Holdings reflect the financial position, results of operations and cash flows of both JFB Construction Holdings and its subsidiaries from the date of consolidation.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.

Cash and Restricted Cash

The Company’s cash is comprised of highly liquid investments with an original maturity of three (3) months or less.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2024 and 2023, the cash balance in excess of the FDIC limits was $2,196,183 and $901,686, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, and the valuation of long-lived assets. Management evaluates all of its estimates and judgements based on available information and experience; however, actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when services are performed, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue, and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts for the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income, which are recognized in the period the revisions are determined.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts for the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income, which are recognized in the period the revisions are determined.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

To determine proper revenue recognition for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single performance obligation or whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For all of our contracts, we provide a significant service of integrating a complex set of tasks and components into a single project. Hence, the entire contract is accounted for as one performance obligation. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to variables and requires significant judgment. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

In accordance with ASC 606-10-50-12, our revenue recognition policy reflects the nature of the goods and services promised to customers across our three business segments: Commercial Construction, Residential Construction, and Real Estate Development. Commercial Construction segment we provide construction services for commercial properties, including office buildings and retail spaces. Our performance obligation typically consists of delivering a completed construction project within a contract term of approximately 8 to 13 weeks. Residential Construction segment focuses on the construction of residential properties, including ground up development of single-family and multi-family residential homes, and the remodeling of single-family and multi-family homes. Our residential contracts generally have a duration of 8-12 months. In our Real Estate Development segment, we would undertake the acquisition and development of land for development, or value add opportunities in real estate. This segment of the business would take approximately 6-24 months.

In accordance with ASC 606-10-50-13 we disclose information regarding our remaining performance obligations for contracts with customers in our business segments. The total remaining performance obligations under the Commercial Construction segment are expected to be satisfied within the next 8-13 week reflecting the typical duration of these projects. Under the Residential Construction segment are expected to be satisfied over the next 8-12 months as projects progress towards completion.

Contract Assets and Contract Liabilities

Account receivable are recognized in the period when the Company’s right to consideration is unconditional. Accounts receivable are recognized net of an allowance for credit losses. A considerable amount of judgement is required in assessing the likelihood of realization of receivables.

The timing of revenue may differ from timing of invoicing customers.

Contract assets include unbilled amounts from long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of contract. Contracts assets are generally classified as current within the consolidated balance sheet.

Contract liabilities from construction contracts occur when amounts invoiced to customers exceed revenues recognized under the cost-to-cost measures of progress. Contract liabilities additionally include advance payments from customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the consolidated balance sheet.

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Company recognizes revenue by applying the following 5 step model:

1.
Identifying the Contract(s) with a Customer. The Company enters into written contract with customers that create enforceable rights and obligations. Contracts are assessed to ensure they meet criteria for being considered legally binding and capable of being accounted for.
2.
Identify the Performance Obligations in the Contract. Performance obligations are identified as distinct promises to transfer goods or services to a customer. The Company identifies their scope of work and creates a schedule of values (SOV) outlining each individual scope of the project.
3.
Determine the Transaction Price. The transaction price is the amount of considerations the Company expects to be entitled to in exchange for transferring promised services. The transaction price may include fixed amounts or cost-plus percentage method.
4.
Allocate the Transaction Priced to Performance Obligations. The transaction price is allocated to each performance obligation (SOV) based on its stand-alone selling price. The stand-alone selling price is the price which the Company would sell its service separately to a customer.
5.
Recognize Revenue when (or as) the Company Satisfies a Performance Obligation. The Company recognizes revenue over time based on the progress towards completion of performance obligation. Revenue recognized during this reporting period is derived from the total contract value as allocated to performance obligations satisfied during that period.

In accordance with ASC 280-10-50, our operations are organized into three primary business segments: Commercial Construction, Residential Construction, and Real Estate Development. These segments are defined based on the nature of our services and the markets we serve.

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 78% and 89% of revenue for the years ended December 31, 2024 and December 31, 2023 respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to cost method. The Residential segment of JFB Construction represents 22% and 11% of revenue for the years ended December 31, 2024 and December 31, 2023 respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. There is no revenue recognized for this segment for the years ended December 31, 2024 and December 31, 2023.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of December 31, 2024 and 2023. The net contract receivable balance was $3,047,255 on December 31, 2024, and $7,135,091 on December 31, 2023.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $51,635 for the year ended December 31, 2024 and $41,573 and for the year ended December 31, 2023.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including vehicles, computers and office equipment and field equipment. Gain or loss is recognized upon disposal of property and equipment, and the asset and related accumulated depreciation are removed from the accounts. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures for addition and betterment are capitalized. Property and Equipment include the following categories:

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years

	31-Dec
	2024	2023
Field Equipment	114,206	114,206
Computer Equipment	6,911	6,911
Vehicles	819,599	592,496
Leasehold Improvements	589,525
Office Equipment	2,076	1,502
	1,532,317	715,115
Less accumulated depreciation	(510,387)	(331,070)
Net Property and Equipment	$1,021,930	$384,045

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed following generally accepted accounting principles.

Depreciation expense during the year ended December 31, 2024 and 2023, was $179,649 and $100,029, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2024, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•
Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Work-in-Process

The Company recognizes as an asset the accumulated costs for work-in-process on projects expected to be delivered to customers. Work in Process includes the cost price of materials and labor related to the construction of equipment to be sold to customers.

Recently Issued Accounting Pronouncements

The Company adopted Accounting Standards update ASU 2023-07, issued by the Financial Accounting Standards Board. ASU 2023-07 provides updates to the accounting principles for revenue recognition, allocation of cost, with the objective of enhancing the consistency and transparency of financial reporting.

As a result of adopting ASU 2023-07, the Company has updated its accounting policies to align with new standards across all three of its business segments: Residential Construction, Commercial Construction, and Real Estate Development. These updates primarily affect revenue recognition, ,allocation of cost within each of these segments. The adoption of the new guidance ensures that the Company's financial reporting practices are more consistent with industry standards and improve the comparability of financial results.

Note 3 – Revenue from Contracts with Customers

Revenues and related costs on equipment contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

In accordance with ASC 606-10-50-5, the Company identifies Revenue from Contracts with Customers using this 5- step model.

1.
Identifying the Contract(s) with a Customer. The Company enters into written contract with customers that create enforceable rights and obligations. Contracts are assessed to ensure they meet criteria for being considered legally binding and capable of being accounted for.
2.
Identify the Performance Obligations in the Contract. Performance obligations are identified as distinct promises to transfer goods or services to a customer. The Company identifies their scope of work and creates a schedule of values (SOV) outlining each individual scope of the project. Commercial construction performance obligations typically include delivering construction services for commercial construction and recognized the entire contract as a single performance obligation, Residential Construction is typically delivering the new construction of a residential construction or a remodel of an existing residential property, and we recognize the contract as a single performance obligation.
3.
Determine the Transaction Price. The transaction price is the amount of considerations the Company expects to be entitled to in exchange for transferring promised services. The transaction price may include fixed amounts or cost-plus percentage method.
4.
Allocate the Transaction Priced to Performance Obligations. The transaction price is allocated to each performance obligation (SOV) based on its stand-alone selling price. The stand-alone selling price is the price which the Company would sell its service separately to a customer.

5.
Recognize Revenue when (or as) the Company Satisfies a Performance Obligation. The Company recognizes revenue over time based on the progress towards completion of performance obligation. Revenue recognized during this reporting period is derived from the total contract value as allocated to performance obligations satisfied during that period. Commercial construction revenue is recognized over time, using the cost-to cost method as we perform work on projects. Residential construction is similarly recognized over time for custom builds and remodel using the cost-to cost method.

By treating our contracts as a single performance obligation, we ensure that our revenue recognition process accurately reflects the economic realities of our business operations across all segments. This approach provides clarity to stakeholders regarding our revenue-generating activities, aligning with the guidance provided in ASC 606-10-55-89 through 55-91.

In accordance with ASC 606-10-50-8, the Company has disclosed significant judgements and changes in judgements related to the recognition of revenue from construction contracts. The application of ASC 606 requires the use of judgment in various aspects of revenue recognition, particularly in the use of the cost-to-cost method. The Company applies the cost-to-cost method to measure progress toward completion. This involves estimating the total contract cost and recognizing revenue based on the ration of cost incurred to the estimated total cost. The Company makes judgements regarding the recognition of revenue related to change orders and claims. Revenue from change orders is included in the transaction price when it is probable the customer will approve the change and the amount can be reliably estimated.

In accordance with ASC 606-10-50-8, the Company recognizes contract assets and liabilities that reflect timing of revenue relative to the amounts billed or paid. Contract balances are reported in the balance sheet as follows:

1.
Contract Assets. Contract Assets represent the Company’s right to consideration for work completed to date but not yet billed to the customer. These amounts typically arise when revenue is recognized before an invoice is issued.
2.
Contract Liabilities. Contract Liabilities represent the Company’s obligation to transfer goods or service to a customer for which it has received consideration or has the right to receive consideration before performing under the contract. Contract liabilities include advance payments or progress billing received from customers before the Company has satisfied its performance obligations.

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract assets for the years ending December 31, 2024, and 2023, was $1,213,614 and $240,943, respectively. The contract liability for the years ended December 31, 2024, and 2023, was $633,794 and $754,869 respectively. We recognized $2,561,828 and $851,466 as revenue from our contract liability balance at the beginning of the year at year end December 31, 2024 and 2023 respectively.

Note 4 – Business Segment Information

The company operates primarily in three distinct business segments: Commercial Construction, Residential Construction, and Real Estate Development.

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to cost method, reflecting the extent of work performed on contracts.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to cost method.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. The company views this segment as a strategic growth opportunity in the future. We are actively exploring development opportunities and anticipate expanding our footprint in this area over the coming years.

The Company’s segment profit or loss is measured using gross profit, which is the primary performance metric utilized by management to evaluate the financial results of each reportable segment. For segment reporting purposes, gross profit is calculated as the difference between segment revenue and the direct costs associated with specific projects or contracts. These direct costs include materials, labor, subcontractors, and other project-specific expenses directly attributable to the construction activities of each segment.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others. The CODM of the Company is Joseph Basile CEO. The Company’s segment disclosures are presented in accordance with the guidance set forth in ASC 280, Segment reporting. Specifically, the disclosures comply with the requirements outlined in ASC 280-10-50-22 through 50-26, which mandate that an entity disclose certain information about its operating segments to enable users of the financial statements to understand the financial performance of different parts of the business.

In accordance with ASC 280-10-50-22, the Company discloses financial information for each reportable segment, including revenue, operating profit or loss, and other significant items that are used by the chief operating decision maker (CODM) in assessing the performance and making decisions about the allocation of resources. The Company identifies its reportable segments based on the internal management structure, and all relevant information is disclosed in the segment footnote as required.

In accordance with ASC 280-10-50-29, the disclosures also adhere to the requirements of which mandate that the financial information provided for each segment should include items such as capital expenditures, depreciation, and amortization, when appropriate. The disclosures reflect the performance and financial position of each segment, and a reconciliation of segment totals to the overall consolidated financial results, including total segment profit or loss and other significant disclosures.

The Company’s segment disclosures are presented in accordance with the requirements set forth in ASC 280-10-50-30(b) and (c), which specify the need to disclose the total of reportable segments’ profit or loss, as well as the basis of measurement used to determine the segment results.

In accordance with ASC 280-10-50-30(b), the Company provides the total of profit or loss for all reportable segments, which reflects the combined operating results for each reportable segment included in the financial statements. The total segment profit or loss represents the aggregation of segment results before the allocation of corporate expenses and certain other items not attributable to specific segments.

As required by ASC 280-10-50-30(c), the Company has also disclosed the basis of measurement for segment profit or loss. The measure used to assess segment performance and allocate resources is operating income (or loss), which includes revenues, cost of sales, and directly attributable operating expenses for each segment. The operating income (or loss) for each reportable segment is reviewed by the Company’s chief operating decision maker (CODM) and serves as the primary performance metric used in resource allocation and operational decision-making.

Segment information is as follows:

For the year ended December 31, 2024	Commercial	Residential	Real Estate Development	Consolidated
Sales	18,008,550	5,079,335	—	23,087,885
Cost of Goods Sold	14,081,593	3,971,731	—	18,053,324
Gross Profit (Loss)	3,926,958	1,107,603	—	5,034,561
Operating Expenses			—
Selling & Marketing Expenses	39,615	12,020	—	51,635
General & Administrative Expenses	3,772,869	1,063,912	—	4,836,781
Depreciation and amortization expense	140,126	39,523	—	179,649
Total Operating Expense	3,952,610	1,115,455	—	5,068,065
Income From Operations	(25,652)	(7,852)	—	(33,504)
OTHER INCOME (EXPENSE)			—
Income (expense)	(6,351)	(1,791)	—	(8,142)
Interest expense	(25,466)	(7,183)	—	(32,649)
Interest Income	150,774	42,526	—	193,300
TOTAL OTHER INCOME	118,957	33,552	—	152,509
NET INCOME (LOSS)	92,824	26,181	—	$119,005

For the year ended December 31, 2023	Commercial	Residential	Real Estate Development	Consolidated
Sales	28,482,083	3,883,920	—	32,366,003
Cost of Goods Sold	22,083,637	3,011,405	—	25,095,042
Gross Profit (Loss)	6,398,446	872,515	—	7,270,961
Operating Expenses
Selling & Marketing Expenses	36,584	4,989	—	41,573
General & Administrative Expenses	2,734,719	372,916	—	3,107,635
Depreciation and amortization expense	88,025	12,004	—	100,029
Total Operating Expense	2,859,329	389,908	—	3,249,237
Income From Operations	3,539,117	482,607		4,021,724
OTHER INCOME (EXPENSE)
Income (expense)	16,176	2,206	—	18,382
Interest expense	(27,537)	(3,755)	—	(31,292)
Interest Income	120,514	16,434	—	136,948
TOTAL OTHER INCOME	109,153	14,885	—	124,038
NET INCOME (LOSS)	3,648,271	497,491	—	$4,145,762

The total assets for each segments are presented in accordance with segment reporting requirements of ASC 280-10, which requires the disclosure of total assets for each reportable segment.

As of December 31, 2024	Commercial	Residential	Real Estate Development	Consolidated
ASSETS
Cash	$2,103,023	$593,160	—	$2,696,183
Contract Receivables	2,392,459	654,796	—	3,047,255
Contract Assets	946,619	266,995	—	1,213,614
Prepaid Expenses	129,891	36,636	—	166,527
Contract Assets-Related Party	—	—	—	—
TOTAL CURRENT ASSETS	5,572,132	1,551,447	—	7,123,579
NET PROPERTY AND ROU ASSET	1,616,634	224,825	—	1,841,459
TOTAL ASSETS	$7,009,110	$1,955,928	—	$8,965,038

As of December 31, 2023	Commercial	Residential	Real Estate Development	Consolidated
ASSETS
Cash	$1,088,335	$148,409	—	$1,236,744
Contract Receivables	6,278,880	856,211	—	7,135,091
Contract Assets	212,030	28,913		240,943
Prepaid Expenses	110,669	15,091		125,760
Contract Assets-Related Party	106,212	14,484	—	120,696
TOTAL CURRENT ASSETS	7,796,126	1,063,108	—	8,859,234
NET PROPERTY AND EQUIPMENT	337,960	46,085	—	384,045
TOTAL ASSETS	$8,134,086	$1,109,193	—	$9,243,279

Note 5 – Lease Arrangements

In the ordinary course of business, the Company enters into lease arrangements, including operating and finance leases.

The Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in “Property and equipment,” “Current maturities of long-term debt,” and “Long-term debt” on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use, or control the use of, a specified asset for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5% when we renewed the lease in December 2024. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024, and $38,557 for the year ended December 31, 2023.

In accordance with the accounting standards under ASC 842, the Company has entered into a lease agreement with Aura Commercial LLC, a related party, for office space. The total rental obligation under the lease amounts to $11,928 per month.

Lease Terms: 7 years

Monthly Rent: $11,928 and a 2.5 % adjustment increase per year.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. The lease grants an option to renew this lease agreement for two terms of five years following the expiration of the initial term and first option term, as the case may be.

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $819,529 at period ended December 31, 2024.

Note 6 – Income Taxes

JFB has elected to be taxed as an “S” Corporation under the provisions of the Internal Revenue Code (the “Code”). Under this provision, the Company does not pay federal corporate income taxes on its taxable income. Instead, the shareholder is liable for individual federal income taxes on the Company’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the accompanying financial statements.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the years ended December 31, 2024, and 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company’s federal income tax returns for 2024 and 2023 are subject to examination by the IRS, generally for three years after they were filed.

Note 7 – Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and accounts receivable. The Company maintains its cash balances in bank deposit and money market accounts which, at times, may exceed federally insured limits.

Cash and Cash Equivalents

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash. There were amounts exceeding federally insured limits at December 31, 2024, and 2023 of $2,196,183 and $901,686, respectively.

Sales and Accounts Receivable

During the years ended December 31, 2024 and 2023, one (1) franchise totaled 41% and 52% of sales, respectively, and one (1) customer totaled 63% and 51% of accounts receivable, respectively.

The Company performs ongoing credit valuations of its customers and management believes that the financial viability of these customers is sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the years ended December 31, 2024, and 2023.

Note 8 – Related Party Transactions

On December 17, 2019, JFB received a loan from Capo 7, LLC. The balance is due on demand and does not contain an interest rate. The current balance on the loan is $0. Joseph F. Basile III, our Chief Executive Officer, owns Capo 7, LLC. The Company has related party payables of $0 and $332,87 as of December 31, 2024, and 2023 related to this loan. This balance is due on demand and does not contain an interest rate. The Company has calculated imputed interest on its books of $32,649.

On August 4, 2021 we entered an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100% of the entity. The contract was a cost plus 5% model. We incurred $912,331 and $930,976. in billable expenses as of December 31,2024 and 2023 and received $904,014 and $980,000 as of December 31,2024 and 2023 in construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5% when we renewed the lease in December 2024. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024, and $38,557 for the year ended December 31, 2023.

Joseph F. Basile III our Chief Executive Officer, owns Capo 7 LLC, which is the owner of a 30-unit town home rental community. JFB provides construction services to Capo 7, LLC for this property and received $0 and $6,511 for services income in 2024 and 2023 respectively.

On March 14, 2024 we were awarded a $21mm project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. This project is under permitting and has not begun construction. However, on or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. The related party contract assets were $0 and $120,696 for the years ended December 31, 2024, and 2023, respectively. Rare Capital Partners paid the $120,696 on September 30, 2024.

The CEO of the Company Joseph Basile has at times taken distributions from the JFB Subsidiary. For the years ended December 31, 2024 and December 31, 2023, the distributions were $872,007 and $138,704, respectively.

Note 9 – Commitments and Contingencies

Litigation

From time to time, the Company is party to various claims or actions arising out of the ordinary course of business. While any proceeding or litigation contains an element of uncertainty, management believes no matter exists that would have a material impact on the Company’s financial position, liquidity, or results of operations.

As of December 31, 2024, there was on-going litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company has filed a lien on the property and is awaiting a court date to proceed with foreclosure on the property. As of September 30, 2024, the Company has filed a motion for summary judgment to foreclose on the property which is set to be heard by the court in early 2025. There was no on-going litigation for the year ended December 31, 2023.

As of December 31,2024, a formal notice of claim has been issued in connection with a subcontractor's defaulted work at a job site managed by the Company. The claim pertains to deficiencies in the subcontractor's performance, which have resulted in concerns regarding the quality and timely completion of work.

Note 10 – Equity

The Company is authorized to issue up to 200,000,000 shares of all classes of stock. 10,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 190,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 186,000,000 shares of the common stock designated as “Class A Common Stock” and 4,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of December 31, 2024 and 2023respectively, 4,000,000 and 3,640,000 shares of Class A Common Stock was issued, and 4,000,000 shares of Class B Common Stock was issued.

On July 19, 2024 the Company issued 360,000 shares of the Company’s Class A common stock for a total fair value of $360,000 to Chartered Services for assisting the company with various consulting services. These services included the Company’s nomination system for all directors and aid in identifying qualified candidates, Review and advise the Company on all documents and accounting systems with GAAP compliance, provide support as a liaison for the Company’s third party services providers, and provide business development services. In accordance with ASC 718 The Company prepared a DCF (Discounted Cash Flow model) to determine the fair value of the shares granted and using the DCF module determined the shares had an approximate fair value of $360,000. The Company used a discount rate of 14.5% and period of five years including a terminal year. Under this agreement the shares have already been granted and cannot be reclaimed even if the agreement is cancelled with or without cause. There are no required measurable deliverables or milestones as part of this agreement from Chartered Services and as a result the full value of the shares have been expensed in the current period.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the period ended December 31, 2024 and December 31, 2023, the distributions were $872,007and $138,704 respectively.

Note 11 – Subsequent Event

On February 6, 2024, subsequent to the year-end, the Company successfully completed its initial public offering (IPO) of securities. The Company offered a total of 1,250,000 Units, each consisting of one share of Class A common stock par value $0.0001, and one warrant to purchase one share of Class A Common Stock . The public offering price per Unit was $4.125, for total gross offering proceeds of $5,156,250. Each warrant has an exercise price of $5.50, is immediately exercisable, and will expire 5 years of date of issuance.

On March11,2025, the Company settled the ongoing litigation related to a residential remodel, in which the customer had not paid the final invoice. The settlement amount was $47,500, which resolves the outstanding claim. The Company expects to receive payment in full.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements considers events through March 31, 2025, the date that the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2024, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, our Company’s internal control over financial reporting was not effective.

The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of segregation of duties. Specifically, the Company's system of internal controls failed to identify multiple journal entries that were subsequently identified by the Company's external auditor. Additionally, multiple errors within the Company's draft Form 10-K were noted by the external auditor, further highlighting weakness in the control environment.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) During the fiscal quarter ended December 31, 2024, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors and their ages as of the date of this annual report:

Name	Age	Position(s)
Joseph F. Basile III	46	President/Chief Executive Officer, Secretary and Chairman of the Board of Directors
Ruben Calderon	42	Treasurer/Chief Financial Officer
Bjarne Borg	58	Independent Director
David Clukey	49	Independent Director
Nelson Garcia	38	Independent Director
Christopher Melton	53	Independent Director
Miklos “John” Gulyas	48	Director
Jamie Zambrana Jr.	48	Director

Biographies of Executive Officers and Directors

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director, executive officer, and director nominees of our Company.

Joseph F. Basile III –Chief Executive Officer, Secretary and Chairman of the Board of Directors

Joseph F. Basile III is a third generation developer and general contractor with over a decade of experience in construction and development, land acquisition and other entrepreneurial ventures. He founded JFB Construction & Development Inc. in 2014 and has overseen the company’s growth from its inception, gaining extensive experience by performing various roles within the organization. Mr. Basile has led business development initiatives and ensured operational efficiency by collaborating with specialists in accounting, legal matters, and various other trades. Mr. Basile has been a state certified general contractor in over 31 states, including Florida, Georgia, North Carolina and Tennessee. As a licensed general contractor in multiple states, he has demonstrated his capability and reliability in navigating through complex systems such as logistics, compliance, and regulatory frameworks. His leadership is characterized by a pragmatic approach and a commitment to continuous improvement.

Mr. Basile owns and manages Capo 7 LLC, Aura Commercial, LLC, and Loose Cannon, LLC, all real estate holding companies. Mr. Basile beneficially owns The Laundry Tub LLC, Basile Aviation LLC and Basile Hospitality LLC, all Florida limited liability companies. Mr. Basile also beneficially owns 42.25% of Rare Capital Partners LLC, a real estate holding company, and co-manages Rare Capital Partners through Basile Family Investments LLC, a holding company. All of the foregoing entities are considered affiliates of the Company due to being under common control, but are not otherwise parents, subsidiaries, or stakeholders of the Company.

Ruben Calderon – Chief Financial Officer

Ruben Calderon is a certified public accountant with over a decade of experience in accounting, bookkeeping, payroll and tax services. Beginning in November 2022, Mr. Calderon became the Chief Financial Officer of the JFB Subsidiary, and he became the Chief Financial Officer of the Company upon its formation. From 2014 to 2020, he was the co-owner of RC Tax Services, which provides tax preparation and filing, bookkeeping, and payroll services. Mr. Calderon has been treasurer of the Town of Poughkeepsie Cal Ripken baseball league and is currently co-treasurer of the Okeeheelee Cal Ripken baseball league. He also offers tax services, tax consulting, bookkeeping and payroll services to clients in his community. Mr. Calderon received his Bachelor’s in Accounting from the City University of New York in 2006 and his Master’s in Accounting from Baruch College in 2012.

Bjarne Borg – Director

Bjarne Borg serves as the Executive Chairman of Index Investment Group, which he co-founded in 1998. Index Investment Group, through a collection of related companies, develops business projects in real estate and renewable energy and provides private equity to invest in complementary businesses. With over 35 years of experience in managing start-ups and multinational corporations, Mr. Borg focuses on real estate, renewable energy, and disruptive equity investments. Under his leadership, Index Investment Group has developed over 9,000 multifamily units and 7,000,000 square feet of industrial and commercial buildings, primarily in Stockholm County, Sweden, and Florida. Mr. Borg’s expertise extends to public markets, having listed bonds on NASDAQ, and serving on advisory boards for banking institutions. He has Served on the South Florida advisory boards for SunTrust Bank and Truist Bank (NYSE: TFC), and is currently serving on the advisory/ambassador boards for ConnectOne Bancorp, Inc. (NASDAQ: CNOB) and Seacoast Banking Corporation of Florida (NASDAQ: SBCF). Mr. Borg began his career in IT consulting before transitioning to accounting and eventually focused on investments and developments across Sweden, the USA, and Canada. . Index Investment Group has acquired and developed projects and assets exceeding US$2 billion, with annual revenues surpassing US$400 million. Mr. Borg’s extensive experience in managing start-ups and multinational corporations, combined with his focus on real estate and disruptive equity investments, makes him exceptionally qualified to serve as a director of our Company. His leadership at Index Investment Group, where he has overseen the development of significant multifamily and commercial projects and managed substantial assets, demonstrates his capability to drive growth and innovation in the industry. Additionally, his expertise in public markets and advisory roles further demonstrates his strategic and financial qualifications.

David Clukey – Director

David Clukey is the Sr. Director of Business Development at Immersive Wisdom, Inc., which provides a remote collaborative operations center software platform for diverse industries including government, financial services, and logistics, since 2023. From February 2022 to 2023, he was a Senior Enterprise Account Executive at ServiceNow, Inc., a company that offers a cloud-based platform that automates and optimizes workflows across IT, customer service, HR, security, and other industries, where he generated over $10M in new business. Beginning in 1999, before moving to the private sector, David led and advised U.S. joint, combined, foreign partner forces, and intergovernmental and interagency elements as a Special Forces Officer. He directed national programs and drove strategic initiatives and development of long-term plans for organizations with $3 to $12 million budgets, $250M - $17B in material assets, and personally managed a $1B and a $48B US national defense program. David is a published thought leader and a graduate of the Naval Postgraduate School with an MS in Defense Analysis, an Executive MBA from Arizona State University’s W. P. Carey School of Business, a BA from Georgia Southern University, and is a certified a Lean Six Sigma Black Belt. David’s extensive experience in strategic leadership, business development, and project management is a valuable asset. He has a track record of generating significant new business, managing large-scale budgets and assets, and driving long-term strategic initiatives, which demonstrates his capability to handle complex projects and provide substantial value to the Company.

Nelson Garcia – Director

Nelson Garcia co-founded RARE CRE, LLC, a capital markets advisory firm focused on providing tailored capital solutions and investment sales services to commercial real estate entrepreneurs, in 2017 and is currently a Managing Partner. As a Florida-licensed real estate broker and board member of the non-profit organization P.A.T.H. Housing Solutions, Mr. Garcia champions expanding home ownership opportunities for disadvantaged households. He also owns and manages NBG Investments Inc., a Florida corporation formed in 2018 as an investment holdings company. Prior to RARE CRE, Mr. Garcia co-founded G2 Industries LLC, a consulting and integration services company specializing in the areas of wireless communications, security, and infrastructure, in 2014, and Bon WiFi LLC, a company that was developing, operating and franchising commercial community WiFi networks in the Caribbean, with a focus on cruise ship destinations, in 2016. Mr. Garcia also worked for CGI Merchant Group, a commercial real estate investment banking and investment management company, and afterwards, as an independent consultant for Renovation Advisor, LLC, a company focused on consulting on commercial real estate transactions. He has a Bachelor’s degree from Florida International University and a background in software development. Mr. Garcia’s career in real estate private equity and investment banking saw him lead acquisitions, developments, and financings of over 2 million square feet of commercial, multifamily, and hospitality projects. His diverse experience in capital markets, real estate finance, and investment banking will provide valuable insight as a director of our Company.

Christopher Melton – Director

Christopher Melton has served as a specialist land acquisition advisor with SVN, a national commercial brokerage services transacting large land parcels to homebuilders and multifamily developers, since 2019 and is a licensed real estate salesperson in the State of South Carolina and Georgia. Mr. Melton co-founded Callegro Investments, LLC in 2012 to invest in distressed master-planned communities. Mr. Melton also serves on the board of directors and audit committees for Safe and Green Development Corporation (OTCM: SGD), a real estate development company, Safety Shot, Inc. (formerly Jupiter Wellness Inc.) (Nasdaq: SHOT), a beverage and dietary supplement company, SRM Entertainment, Inc. (Nasdaq: SRM), a toy and souvenir designer and developer, and Safe & Green Holdings Corp. (Nasdaq: SGBX), a developer, designer and fabricator of modular structures. From 2008 to 2012 Mr. Melton capitalized various media and retail ventures including Bestival Ltd. and Any Old Iron. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at J.P. Morgan Investment Management Inc. as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014, a certificate in Cybersecurity for managers from MIT in 2021 and certificate in AI strategy from Cornell in 2023. Mr. Melton’s extensive experience in land acquisition, real estate investment and development, as well as to his experience serving on the board and committees of other public companies, makes him an excellent asset to our board of directors.

Miklos “John” Gulyas –Director

Miklos “John” Gulyas, with over 13 years of experience as an entrepreneur and business leader, he has knowledge across numerous sectors including the franchise, business consulting and beverage industries. Since 2015, he has served as the owner and CEO of 2v Consulting LLC, a business consulting company, leveraging his expertise to provide strategic guidance to various businesses. In February 2024, Mr. Gulyas became the Chairman of the board of Safety Shot, Inc. (formerly Jupiter Wellness Inc.) (Nasdaq: SHOT), where he currently is driving innovation in the beverage sector. Previously, from October 2018 to September 2021, he was the co-founder and Vice President of Franchise Development at V/o Med Spa LLC, a medical spa franchise. Mr. Gulyas began his career at European Wax Center, a chain of hair removal salons, where he held the role of Site Development Coordinator from June 2007 to March 2017, demonstrating a longstanding commitment to the franchise industry. Mr. Gulyas’s extensive experience in entrepreneurship, business consulting, and franchise development makes him highly qualified to help assess and meet the Company’s needs.

Jamie Zambrana Jr. –Director

Jamie Zambrana Jr. serves as an Executive Managing Partner of RARE CRE LLC, overseeing a boutique commercial real estate investment sales and capital markets advisory firm, specializing in tailored solutions for private and institutional owners and developers. He co-founded RARE CRE in 2014. With a track record of managing over $3 billion in closed real estate transactions and overseeing multiple closed-end funds, Mr. Zambrana’s expertise spans capital markets, CRE investments, and commercial note sales. Currently, he manages residential communities and NNN properties, drawing from previous roles as Managing Director at US Debt Ventures, LLC, where he directed funds acquiring real estate holdings and mortgages nationwide, and as Managing Director of Veriloquent Family Offices, LLC. Mr. Zambrana’s career began in investment banking, offering services to emerging publicly traded companies for capital growth, followed by roles as a Nasdaq Market Maker and portfolio manager for Merrill Lynch and Wachovia Securities. His extensive background in capital markets, commercial real estate investments, and managing substantial real estate transactions makes him well suited for our Company.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Other than as set forth above, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors or executive officers (including those of our subsidiaries) have:

•
had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•
been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and
•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors and Committees

Our Board of Directors consists of seven (7) directors, including four (4) independent directors. We have also established an Audit Committee, a Nominating and Corporate Governance Committee, and a Compensation Committee under the Board of Directors. We have adopted a charter for each of the three (3) committees. Each of the committees of our Board of Directors have the composition and responsibilities described below.

Board Leadership Structure

Our Board believes it is important to retain flexibility in allocating the responsibilities of the CEO and Chairman of the Board in any way that is in the best interests of our Company based on the circumstances existing at a particular point in time. Accordingly, we do not have a strict policy on whether these roles should be served independently or jointly. Currently, we do not have anyone service as Chairman of the Board.

We do not have a separate Lead Independent Director.

Meetings and Committees of the Board of Directors

Our business, property and affairs are managed under the direction of our Board of Directors. Our Board of Directors provides management oversight, helps guide the Company on strategic planning and approves the Company’s operating budgets. Our independent directors meet regularly in executive sessions. Members of our Board are kept informed of our business through discussions with our Chief Executive Officer and other officers and employees, by reviewing materials provided to them, by visiting our offices and by participating in meetings of the Board and its committees.

Our Board holds regularly scheduled quarterly meetings. In addition to the quarterly meetings, typically there is at least one other regularly scheduled meeting and other communication each year.

Director Independence

Our Board of Directors has determined that Bjarne Borg, David Clukey, Nelson Garcia, and Christopher Melton do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and such directors are “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3, described below.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) subject to the transition rule that is applicable to a newly public company. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee, accept, directly or indirectly, receive any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.

Each of our Board members who serve on a committee of the Board is “independent” within the meaning of Nasdaq Rule 5605(b)(1).

Controlled Company Status

A controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. We are a controlled company because Mr. Basile, our President/Chief Executive Officer, Secretary and Chairman of the Board of Directors, holds more than 50% of our voting power, and we expect we will continue to be a controlled company upon completion of this offering.

Therefore, for so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not currently plan to take advantage of the exemptions provided to controlled companies, which include:

•
our Board of Directors is not required to be comprised of a majority of independent directors;
•
our Board of Directors is not subject to the compensation committee requirement; and
•
we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

The controlled company exemptions do not apply to the audit committee requirement or the requirement for executive sessions of independent directors. We are required to disclose in our annual report that we are a controlled company and the basis for that determination. Although we do not currently plan to take advantage of the exemptions provided to controlled companies, we may in the future take advantage of such exemptions.

Role of the Board of Directors in Risk Oversight

The Board of Directors is responsible for assessing the risks facing our company and considers risk in every business decision and as part of our business strategy. The Board of Directors recognizes that it is neither possible nor prudent to eliminate all risk, and that strategic and appropriate risk-taking is essential for us to compete in our industry and in the relevant markets, and to achieve our growth and profitability objectives. Effective risk oversight, therefore, is an important priority of the Board of Directors.

While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. Our Board of Directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies that are adopted by the Board of Directors. The Board of Directors expects to review and adjust our risk management strategies at regular intervals following the completion of the offering, or as needed.

Code of Business Conduct

Our Board of Directors has adopted a code of business conduct and ethics (the “Code of Business Conduct”) to ensure that our business is conducted in a consistently legal and ethical manner. Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations. The Code of Business Conduct will be available at our website at www.jfbconstruction.net/services-4. The reference to our website address in this annual report does not include or incorporate by reference the information on our website into this annual report. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings.

Board Committees

Our Board of Directors has appointed an Audit Committee, Compensation Committee, and a Nominating and Corporate Governance Committee, and has adopted charters for each of these committees.

Audit Committee

The Audit Committee consists of Christopher Melton, Bjarne Borg, and Nelson Garcia, with Christopher Melton serving as Chairman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our company and oversight of our accounting and financial reporting, our independent registered public accounting firm and its audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, which are set forth in its charter, include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints, whistleblowers, and concerns; and
•
reviewing and approving any related party transactions.

The composition of our Audit Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

The Compensation Committee consists of Bjarne Borg, Christopher Melton, and David Clukey with Bjarne Borg serving as Chairman. The Compensation Committee assists the Board of Directors in setting and maintaining our compensation philosophy and in discharging its responsibilities relating to executive and other human resources hiring, assessment and compensation, and succession planning. The responsibilities of the Compensation Committee, which are set forth in its charter, include:

•
reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;
•
evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;
•
determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;
•
overseeing and making recommendations to the Board of Directors with respect to our incentive-based compensation and equity plans; and
•
reviewing and making recommendations to the Board of Directors with respect to director compensation.

The composition of our Compensation Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of David Clukey, Nelson Garcia, and Bjarne Borg, with David Clukey serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, which are set forth in its charter, include:

•
making recommendations to the Board of Directors regarding the size and composition of the Board of Directors;
•
recommending qualified individuals as nominees for election as directors;
•
reviewing the appropriate skills and characteristics required of director nominees;
•
establishing and administering a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members; and
•
periodically reviewing the corporate governance guidelines and supervising the management representative charged with implementing our corporate governance procedures.

The composition of our Nominating and Corporate Governance Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee will or has at any time been an officer or employee. None of our executive officers serve or in the past fiscal year has served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or expected to serve on the Compensation Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than 10% of the Company’s common stock were satisfied

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our named executive officers for the years ended December 31, 2024 and 2023. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Financial Officer and any other highly compensated executive officers whose salary and bonus for services rendered in all capacities equaled or exceeded $100,000 during the fiscal years ended December 31, 2024 and 2023.

Executive Compensation Objectives and Practices

We designed our executive officer compensation program to attract, motivate and retain key executives who drive our success. We strive to have pay reflect our performance and align with the interests of long-term stockholders, which we achieve with compensation that:

•
Provides executives with competitive compensation that maintains a balance between cash and stock compensation, encouraging our executive officers to act as owners with an equity stake in our company;
•
Ties a significant portion of total compensation to achievement of the Company’s business goals such as revenue, and Adjusted EBITDA targets;
•
Enhances retention by having equity compensation subject to multi-year vesting; and
•
Does not encourage unnecessary and excessive risk taking.

We evaluate both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies our size.

Elements of Executive Compensation

Our compensation for senior executive officers generally consists of the following elements: base salary; performance-based incentive compensation determined primarily by reference to objective financial operating criteria; long-term equity compensation in the form of stock options and restricted stock; and employee benefits that are generally available to all our employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. It is our policy to set base salary levels taking into account a number of factors, such as annual revenue, the nature of the mobile fueling business, the structure of other comparable companies’ compensation programs and the availability of compensation information. When setting base salary levels, in a manner consistent with the objectives outlined above, the Board considers our performance, the individual’s breadth of knowledge and performance and levels of responsibility. In determining salaries, we did not engage compensation consultants.

Annual Performance-Based Incentive Compensation

Our performance-based incentive compensation program is designed to compensate executives when financial performance goals are achieved. Executives have the opportunity to earn annual cash compensation equal to a percentage of their base salary.

Long-Term Incentive Compensation – Equity Compensation

Our executive officers are eligible for stock awards. We believe that stock awards give executives a significant, long-term interest in our success, help retain key executives in a competitive market, and align executive interests with stockholder interests and long-term performance of the Company. We have granted options as well as restricted stock under our 2022 plan and 2020 Stock Incentive Plan. Stock awards also provide each individual with an added incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, the vesting schedule (which is generally three years for employees and one year for non-employee directors, although this may vary at the discretion of the Compensation Committee) encourages a long-term commitment to the Company by our executive officers and other participants. Each year the Compensation Committee reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the executive’s past performance, as well as anticipated future performance, of the executive officer. The Compensation Committee continues to believe that equity compensation should be an important element of the Company’s compensation package.

Typically, we have awarded stock options and restricted stock to executives upon joining the Company and thereafter grants may be at the discretion of the Board, a role that will be assumed by our compensation committee on a going forward basis. Generally, options are priced at the closing price of the Company’s common stock on the date of each grant, or, in the case of new employees, on such later date as the employee joins the Company. We also have granted restricted stock to members of the Board of Directors and executive officers from time to time.

We do not have a formal written policy relating to the timing of equity awards. We encourage, but we do not require, that our executive officers own stock in the Company.

Retirement and Other Benefits

All eligible employees in the United States are automatically enrolled in our 401(k) plan.

Perquisites and Other Personal Benefits

Limitation on Deduction of Compensation Paid to Certain Executive Officers Section 162(m) of the Internal Revenue Code, or Section 162(m) limits the Company deduction for federal income tax purposes to no more than $1 million of compensation paid to each of the named executive officers in a taxable year.

The following table sets forth the aggregate compensation paid to our Chief Executive Officer and each of our other executive officers whose aggregate salary and bonus exceeded $100,000 for services rendered in all capacities for the fiscal years December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Based Awards $	Stock Awards $	Other Compensation $	Total $
Joseph Basile	2024	$282,307	$600,000			$872,846	$1,755,153
Chief Executive Officer(1)	2023	$219,231	$—			$133,640	$352,871
Ruben Calderon	2024	$126,395	$20,000			$—	$146,395
Chief Financial Officer(2)	2023	$90,000	$20,000			$—	$110,000

(1)
The compensation in the table includes the compensation paid to Mr. Basile by JFB Construction & Development Inc. The Company declared and paid cash dividends of $138,704 and $872,007 in 2023 and 2024, respectively.
(2)
The compensation in the table includes the compensation paid to Mr. Calderon by JFB Construction & Development Inc. Mr. Calderon first became the Company’s Chief Financial Officer on October 31, 2022.

Historically, we have not entered into employment agreements with our executive officers. We intend to rely on such employment agreements on a go-forward basis.

Joseph F. Basile III

On July 18, 2024, the Company entered into an employment agreement with our Chief Executive Officer, Joseph F. Basile III (the “2024 Basile Employment Agreement”). Pursuant to the 2024 Basile Employment Agreement, Mr. Basile shall receive a base salary of $300,000 per year. For fiscal year 2024, Mr. Basile shall receive (i) a cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $10,000,00 to $15,000,000; (ii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $15,000,00 to $20,000,000; and (iii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue over $20,000,000. The 2024 Basile Employment Agreement also mistakenly purported to grant Mr. Basile stock options to purchase up to 150,000 shares of the Company’s Class A Common Stock. The 2024 Basile Employment Agreement was terminated on February 1, 2025 and replaced with an amended and restated employment agreement to correct the scriveners’ error. All other terms 2025 Basile Employment Agreement remain the same as the 2024 Basile Employment Agreement.

On February 1, 2025, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Joseph F. Basile III (the “2025 Basile Employment Agreement”). Pursuant to the 2025 Basile Employment Agreement, Mr. Basile shall receive a base salary of $300,000 per year. For fiscal year 2025, Mr. Basile shall receive (i) a cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $10,000,00 to $15,000,000; (ii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $15,000,00 to $20,000,000; and (iii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue over $20,000,000. The Company may award Mr. Basile award additional cash bonuses in 2025 and beyond in its discretion. Mr. Basile and the Company may negotiate bonus terms, including option awards, in the future. In addition, Mr. Basile shall be entitled to participate in employee benefit plans. The 2025 Basile Employment Agreement may be terminated by the Company at will with or without cause. Furthermore, the 2025 Basile Employment Agreement will terminate upon Mr. Basile’s death. Upon termination of the 2025 Basile Employment Agreement, Mr. Basile shall receive all sums due to him under the 2025 Basile Employment Agreement as compensation or expense reimbursements.

Ruben Calderon

On July 18, 2024, the Company entered into an employment agreement with our Chief Financial Officer, Ruben Calderon (the “2024 Calderon Employment Agreement”). Pursuant to the 2024 Calderon Employment Agreement, Mr. Calderon shall receive a base salary of $130,000 per year. For fiscal year 2024, Mr. Calderon shall receive (i) a cash bonus of $20,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $15,000,00 to $35,000,000; (ii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $35,000,00 to $50,000,000; and (iii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), over $50,000,000. The 2024 Calderon Employment Agreement also mistakenly purported to grant Mr. Calderon stock options to purchase up to 150,000 shares of the Company’s Class A Common Stock. The 2024 Calderon Employment Agreement was terminated on February 1, 2025 and replaced with an amended and restated employment agreement to correct the scriveners’ error. All other terms 2025 Calderon Employment Agreement remain the same as the 2024 Calderon Employment Agreement.

On February 1, 2025, the Company entered into an amended and restated employment agreement with our Chief Financial Officer, Ruben Calderon (the “2025 Calderon Employment Agreement”). Pursuant to the 2025 Calderon Employment Agreement, Mr. Calderon shall receive a base salary of $130,000 per year. For fiscal year 2025, Mr. Calderon shall receive (i) a cash bonus of $20,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $15,000,00 to $35,000,000; (ii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $35,000,00 to $50,000,000; and (iii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), over $50,000,000. The Company may award Mr. Calderon award additional cash bonuses in 2024 and beyond in its discretion. Mr. Calderon and the Company may negotiate bonus terms, including option awards, in the future. In addition, Mr. Calderon shall be entitled to participate in employee benefit plans. The 2025 Calderon Employment Agreement may be terminated by the Company at will with or without cause. Furthermore, the Calderon’s Employment Agreement will terminate upon Mr. Calderon’s death. Upon termination of the 2025 Calderon Employment Agreement, Mr. Calderon shall receive all sums due to him under the 2025 Calderon Employment Agreement as compensation or expense reimbursements.

Other Benefits

All employees are eligible to participate in employee benefit programs. Upon the effectiveness of this offering, the Company is considering offering medical, dental, vision, life and disability insurance. In addition, we sponsor a 401(k) plan whereby we match participants’ contributions up to 6% of a participant’s compensation, subject to the IRS’ annual contribution limit and the Company matches up to 3%. Our named executive officers are eligible to participate in these plans generally on the same basis as our other employees.

Compensation of Directors

For the fiscal year ended December 31, 2024 and , December 31. 2023, no members of our Board of Directors have received compensation in their capacity as directors. Historically, we have not paid our directors.

Equity Incentive Plan

On July 18, 2024, the Company implemented an equity incentive plan (“Equity Incentive Plan”), which is attached hereto as Exhibit 10.4. The Equity Incentive Plan is intended to provide for awards to attract, motivate, retain, and reward selected key employees and other eligible persons, including our consultants. We obtain approval of the Incentive Plan from our shareholders on the same date. A summary of the Incentive Plan is set out below.

Number of Shares

Two million shares of our Class A Common Stock will be reserved for grant or issuance under the Equity Incentive Plan. Shares issuable under the Incentive Plan may be authorized, but unissued, or reacquired shares.

Any shares of our Class A Common Stock that are represented by awards under the Equity Incentive Plan that are forfeited, expire, or are cancelled or settled in cash without delivery of shares, or that are forfeited back to us or reacquired by us after delivery for any reason, or that are tendered to us or withheld to pay the exercise price or related tax withholding obligations in connection with any award under the Incentive Plan, will again be available for awards under the Incentive Plan. Only shares of our Class A Common Stock actually issued under the Incentive Plan will reduce the share reserve.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of the date of this annual report regarding the beneficial ownership of our common stock by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•
each of our named executive officers, directors and directors nominees; and
•
all our executive officers and current and proposed directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days of the date of this annual report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The address of each holder listed below, except as otherwise indicated, is c/o JFB Construction Holdings, 1300 S. Dixie Highway, Suite B, Lantana, FL 33462.

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2024 and 2023, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2024 and 2023:

		Class A Common Stock		Class B Common Stock		Voting Power %(2)
Name	Title	Number	%	Number(1)%
Directors and Executive Officers
Joseph F. Basile III	President/CEO, Secretary and Chairman	365,000	9.13%	4,000,000	100%	71.68%
Ruben Calderon	Treasurer/CFO	—	—%	—	—%	—%
Bjarne Borg	Independent Director	—	—%	—	—%	—%
David Clukey	Independent Director	—	—%	—	—%	—%
Nelson Garcia	Independent Director	—	—%	—	—%	—%
Christopher Melton	Independent Director	—	—%	—	—%	—%
Miklos “John” Gulyas	Director	—	—%	—	—%	—%
Jamie Zambrana Jr.	Director	—	—%	—	—%	—%
All current executive officers and directors as a group (8 persons)		365,000	9.13%	4,000,000	100%	71.68%

5% Shareholders
The Basile Family Irrevocable Trust	Shareholder	3,250,000	81.25%	—	—%	18.84%
Chartered Services, LLC	Shareholder	360,000	9.00%	—	—%	2.09%
Total of 5% Shareholders		3,610,000	90.25%	—	—%	20.93%

(1)
Each outstanding share of Class B common stock is convertible into one shares of Class A common stock.
(2)
Percentage of total voting power represents voting power with respect to all of our Class A and Class B Common Stock, as a single class. We have 4,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock issued and outstanding as of March 28,2025. Holders of our Class A common stock are entitled to one (1) vote per share, whereas holders of our Class B common stock are entitled to three (3) votes per share. For more information about the voting rights of our Class A Common Stock and Class B Common Stock, see “Description of Capital Stock.”
(3)
Lisa Ann Basile is the trustee with control over The Basile Family Irrevocable Trust which her both voting and dispositive control of the Company’s securities owned by the trust and, as such, is considered the beneficial owner of the above-reference shares for the purposes of Section 16 of the Securities Act. Her address is 200 Hypoluxo Rd #204, Lantana, FL 33462.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons. These policies and procedures are generally not in writing but are evidenced by long standing principles adhered to by our Board. The disinterested members of the Board review, approve and ratify transactions that involve “related persons” and potential conflicts of interest. Related persons must disclose to the disinterested members of the Board any potential related person transactions and must disclose all material facts with respect to such transaction. All such transactions will be reviewed by the disinterested members of the Board and, in their discretion, approved or ratified. In determining whether to approve or ratify a related person transaction the disinterested members of the Board will consider the relevant facts and circumstances of the transaction, which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following includes a summary of transactions from December 31, 2021 through the date of this 10K, in which the amount involved in the transaction exceeds the lesser or $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, between us and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with: (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over the Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence. Except as disclosed herein, we are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On December 17, 2019, JFB received a loan from Capo 7, LLC. The balance is due on demand and does not contain an interest rate. The current balance on the loan is $0. Joseph F. Basile III, our Chief Executive Officer, owns Capo 7, LLC. The Company has related party payables of $0 and $332,870 as of December 31, 2024, and 2023 related to this loan. This balance is due on demand and does not contain an interest rate. The Company has calculated imputed interest on its books of $32,649.

On August 4, 2021 we entered an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100% of the entity. The contract was a cost plus 5% model. We incurred $912,331. in billable expenses in 2023 and received $904,014 as construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5% when we renewed the lease in December 2024. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated effective December 1, 2024.

Joseph F. Basile III our Chief Executive Officer, owns Capo 7 LLC, which is the owner of a 30-unit town home rental community. JFB provides construction services to Capo 7, LLC for this property and received $0 and $6,511 for services income in 2024 and 2023 respectively.

On March 14, 2024 we were awarded a $21mm project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. This project is under permitting and has not begun construction. However, on or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. The related party contract assets were $0 and $120,696 for the years ended December 31, 2024, and 2023, respectively. Rare Capital Partners paid the $120,696 on September 30, 2024.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease commenced on March 29, 2024 and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. We presently occupy approximately 4,473 square feet of the building’s approximately 8,991 square feet. We have an option to purchase the entire property for $4,250,000 until December 1, 2024.

On April 30, 2024, Joseph F. Basile III gifted 40.625 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.3125 shares of common stock in the JFB Subsidiary to another individual. Lisa Ann Basile, Joseph F. Basile III’s mother, is the trustee with control over The Basile Family Irrevocable Trust.

On July 18, 2024, all shareholders of the JFB Subsidiary entered into the Contribution and Exchange Agreement with JFB Construction Holdings to exchange their shares in the JFB Subsidiary for shares of JFB Construction Holdings. 100 shares of the JFB Subsidiary’s common stock were exchanged for 3,640,000 shares of our Class A Common Stock and 4,000,000 shares of our Class B Common Stock to JFB Subsidiary’s three shareholders. After the Reorganization, JFB Construction and Development Inc., a Florida corporation, is now a 100% owned subsidiary of JFB Construction Holdings, a Nevada corporation, and Mr. Joseph F. Basile III and the Basile Family Irrevocable Trust owned 57% (4,365,000 shares) and 43% (3,250,000 shares) of equity interest in JFB Construction Holdings, respectively.

Joseph Basile III, the Chief Executive Officer of the Company, owns 100% of the equity interests in The Laundry Tub, LLC, a Florida limited liability company. The Laundry Tub operates a laundromat out of the building owned by Loose Cannon, LLC and is unrelated to the business operations of the Company and does not pertain to the securities being offered under this S-1 Registration Statement. Mr. Basile and Brian Herman, a senior managing director of Kingswood, the Representative of this offering, entered into a business transaction where Mr. Basile sold 50% of Loose Cannon, LLC and 50% of The Laundry Tub, LLC to Mr. Herman for a total purchase price of $1,500,000 on January 3, 2025.

The transaction was conducted at fair market value with the real estate valued at approximately $1,900,000 - $2,000,000 and The Laundry Tub valued at approximately $1,000,000 - $1,100,000. The real estate valuation is supported by an independent appraisal performed by Benchmark Property on October 15, 2024. The valuation of the Laundry Tub, LLC is supported by prior offers received by Mr. Basile over the past year.

The sale of 50% of Loose Cannon, LLC and 50% of The Laundry Tub, LLC to Brian Herman is personal in nature and does not involve the Company, its operations, or its assets. Additionally, it does not influence the terms, structure, or management of this offering. Both Mr. Basile and Mr. Herman have confirmed to the Company that this transaction is unrelated to the Company’s operations or this offering. Kingswood will not receive any fees in connection with this transaction.

To the best of our knowledge, during the past two fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Indemnification Agreements

We have entered or intend into indemnification agreements with each of our directors and executive officers and, in connection with the consummation of this offering, will enter into indemnification agreements with each of our director nominees. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and expense advancement that are, in some cases, broader than the specific indemnification provisions contained under Nevada law or under relevant employment agreements.

Related Persons Transaction Policy

Prior to December 2, 2024, we did not have a formal policy regarding approval of transactions with related parties. We adopted a related person transaction policy on December 2, 2024 that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director, or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Business Conduct , our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the expenses in connection with this registration statement, other than underwriting discounts and commissions. All of such expenses are estimates, other than the filing fees payable to the Securities and Exchange Commission and to FINRA.

Based on the Company’s evaluation and determination that M&K CPAs, PLLC (“M&K”) is independent, we have engaged such firm as our independent registered public accounting firm for fiscal year 2024. In making this determination, the Company is requesting its stockholders to ratify the appointment of M&K at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify such appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of M&K will be present at the 2025 Annual Stockholders' Meeting and will have the opportunity to make a statement and be available to answer questions.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, M&K CPAs, PLLC, Houston, TX, for audit and review services for the fiscal year ended December 31, 2024 were approximately $106,175 The aggregate fees billed for professional services rendered by M&K CPAs, PLLC for audit and review services for the fiscal year ended December 31, 2023 was approximately $83,096

Tax Fees

Fees paid to M&K CPAs, PLLC associated with tax compliance services were $0 in 2024 and $0 in 2023.

Fees paid to M&K CPAs, PLLC associated with tax consultation services were $0 in 2024 and $0 in 2023.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, M&K CPAs, PLLC, associated with the Company’s S-1 filings, consents and comfort letters approximating $37,000 for the year ended December 31, 2024.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for the years ended December 31, 2024 and December 31, 2023, by our principal accountant, M&K CPAs, PLLC. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by M&K CPAs, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary

Registrants may, at their option, include a summary of information required by this form, but only if each item in the summary is presented fairly and accurately and includes a hyperlink to the material contained in this form to which such item relates, including to materials contained in any exhibits fi led with the form.

Instruction: The summary shall refer only to Form 10-K disclosure that is included in the form at the time it is filed. A registrant need not update the summary to reflect information required by Part III of Form 10-K that the registrant incorporates by reference from a proxy or information statement filed after the Form 10-K, but must state in the summary that the summary does not include Part III information because that information will be incorporated by reference from a later fi led proxy or information statement involving the election of directors.

Exhibit Index

Exhibit Number	Description
1.1**	Form of Underwriting Agreement
3.1**	Amended and Restated Articles of Incorporation of the Company dated September 30, 2024
3.2**	Bylaws of the Company dated September 26, 2024
4.1**	Specimen Stock Certificate evidencing the shares of Class A Common Stock
4.3**	Form of Representative's Warrants
4.4**	Form of Representative's Warrants
4.5**	Form of Offering Warrants
10.1**	Contribution and Shares Exchange Agreement dated July 18,2024, by and among JFB Construction Holdings and the shareholders of JFB Construction & Development, Inc
10.2**	Employment Agreement dated July 18, 2024 between the Company and Joseph F. Basile III
10.3**	Employment Agreement dated July 18, 2024 between the Company and Ruben Calderon
10.4**	2024 Equity Incentive Plan
10.5**	Loose Cannon Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial, LLC
10.6**	Construction Agreement dated July 18,2024 by and between the Company and Chartered Services, LLC
10.7**	Aura Commercial Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial ,LLC
10.8**	Construction Agreement dated July 18,2024 and between the Company and Rare Capital Partners, LLC
10.9**	Consulting Agreement with Chartered Services, LLC dated July 17, 2024 by and between the Company and Chartered Services, LLC
10.10**	Form Construction Contract
10.11**	Form Officer and Director Indemnification Agreement
10.12**	Amendment to Lease Agreement by and between the Company and Aura Commercial, LLC
10.13**	Amendment to Consulting Agreement with Chartered Services, LLC
10.14**	Amended and Restated Employment Agreement dated February 1, 2025 between the Company and Joseph F. Basile III
10.15**	Amended and Restated Employment Agreement dated February 1,2025 between the Company and Ruben Calderon
14.1**	Code of Conduct
21.1**	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm's Consent
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JFB Construction Holdings

Date: March 31, 2025	By:	/s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph F. Basile III
Joseph F. Basile II	Chief Executive Officer and Director	March 31,2025
/s/ Ruben Calderon	Principal Executive Officer
Ruben Calderon	Chief Financial Officer	March 31, 2025

/s/ NelsonGarcia	Principal Financial officer, Principal Accounting Officer
Nelson Garcia	Director	March 31, 2025

/s/ Bjarne Borg
Bjarne Borg	Director	March 31, 2025

/s/ Christopher Melton
Christopher Melton	Director	March 31, 2025

/s/ David Clukey
David Clukey	Director	March 31, 2025

/s/ Miklos Gulyas
Miklos "John" Gulyas	Director	March 31, 2025

/s/ Jamie Zambra Jr
Jamie Zambran, Jr	Director	March 31, 2025