Form 10-Q
period 2025-03-31
JFB Construction Holdings
filed 2025-05-14
CIK 2024306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-42538

JFB CONSTRUCTION HOLDINGS

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-2549040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1300 S. Dixie Highway, Suite B Lantana, FL	33462
(Address of Principal Executive Offices)	(Zip Code)

(561) 582-9840

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
Class A Common Stock, par value $0.0001per share	JFB	The Nasdaq Capital Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☒ NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2025, there were 5,250,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

JFB Construction Holdings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to considerable risks and uncertainties. All statements in this Quarterly Report, other than statements of historical fact, are forward-looking statements, including, without limitation, any projections regarding the markets in which we operate, plans and objectives for future operations, proposed new products or services, expected capital expenditures, future economic conditions or performance, and any estimates or assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or the negative thereof, or other comparable terminology. All forward-looking statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. Although we believe the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those results projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither statements of historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding our business, plans and strategies, projections, anticipated events and trends, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and may be outside of our control. Our actual financial condition, result of operations and business outcomes may differ materially from those expressed in or implied by the forward-looking statements.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
We operate in an extremely competitive industry and are subject to pricing pressures.

•
Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.
•
Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
•
Our business and future growth depends on the needs and success of our customers.
•
We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales.
•
If we fail to expand our sales and distribution channels, our business could suffer.
•
The uncertainty in global economic conditions could negatively affect our results of operations.
•
We are currently, and will likely continue to be, dependent on our two warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
•
We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
•
Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
•
Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
•
We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
•
Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
•
If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
•
Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
•
We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
•
Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
•
Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
•
The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.
•
The Series A Warrants s may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

•
Our long-term lease could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the Nasdaq Stock Market, we expressly disclaim any intent or obligation to update any forward-looking statements. If we do update or correct any forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. We qualify all our forward-looking statements with these cautionary statements.

MARKET, INDUSTRY, AND OTHER DATA

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

TRADEMARKS

This Quarterly Report includes trademarks, tradenames, and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

Item 1. Financial Statements .

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Cash	$7,721,811	$2,696,183
Contract Receivables	2,757,955	3,047,255
Contract Assets	913,247	1,213,614
Prepaid expenses	86,811	166,527
TOTAL CURRENT ASSETS	11,479,824	7,123,579

NET PROPERTY AND EQUIPMENT	1,004,795	1,021,930

RIGHT-OF-USE ASSETS – RELATED PARTY	783,745	819,529

TOTAL ASSETS	$13,268,364	$8,965,038

LIABILITIES
Accounts payable and other payables	$1,354,225	$1,102,686
Accrued expenses	85,039	79,270
Contract liabilities	19,450	633,794
Lease liabilities – related party	780,948	819,529
TOTAL CURRENT LIABILITIES	2,239,662	2,635,279

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding.	-	-
Class A Common stock, $0.0001 par value, 186,000,000 shares authorized; 5,250,000 and 4,000,000 shares issues and outstanding as of March 31,2025 and December 31, 2024.	525	400
Class B Common stock, $0.0001 par value, 4,000,000 shares authorized; 4,000,000 shares issues and outstanding.	400	400
Additional paid in Capital	5,092,647	425,136
Accumulated profit	5,935,130	5,903,823
TOTAL SHAREHOLDER’S EQUITY	11,028,702	6,329,759

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$13,268,364	$8,965,038

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Sales	$5,913,863	$2,500,318
Sales-Related Party	-	554,886
Cost of Goods Sold	4,444,497	1,644,574
Cost of Goods Sold-Related Party	-	528,463
Gross Profit (Loss)	1,469,366	882,167

Operating Expenses
Selling and marketing expenses	112,084	1,767
General and administrative expense	1,285,707	798,109
Rent expense-related party	35,784	6,420
Loss on fixed asset disposal	-	4,634
Depreciation and amortization expense	62,978	29,255
Total Operating Expense	1,496,553	840,185

Income(loss) from Operations	(27,187)	41,982

OTHER INCOME (EXPENSE)
Other Income (Expense)	10,000	27,004
Interest Income	47,494	44,409

TOTAL OTHER INCOME	57,494	71,413

NET INCOME (LOSS)	$30,307	$113,395

Earnings (Loss) Per Share
Basic and Diluted Common Share	$0.00	$0.01

Weighted- Average Common Shares Outstanding, Basic and Diluted	8,625,000	7,640,000

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Retained Earnings	Total

Balance, December 31, 2023	3,640,000	$364	4,000,000	$400	$32,523	$6,656,825	$6,690,112

Distributions March 31, 2024	-	-	-	-	-	(50,434)	(50,434)
Imputed Interest					8,299		8,299
Net income March 31, 2024	-	-	-	-	-	113,395	113,395

Balance, March 31, 2024	3,640,000	$364	4,000,000	$400	$40,822	$6,719,786	$6,753,073

Balance, December 31, 2024	4,000,000	$400	4,000,000	$400	$425,136	$5,903,823	$6,329,759

Contributions March 31, 2025	-	-	-	-	-	1,000	1,000
Proceeds from Issuance of Common stock,net	1,250,000	125			4,667,511		4,667,636

Net Income March 31, 2025	-	-	-	-	-	30,307	30,307

Balance, March 31, 2025	5,250,000	$525	4,000,000	$400	$5,092,647	$5,935,130	$11,028,702

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	30,307	113,395
Adjustments to reconcile Net Income (loss) to Net Cash provided by operations:
Depreciation Expense	62,978	29,255
(Gain) loss on sale of fixed asset	(10,000)	4,634
Imputed Interest		8,299
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	289,300	5,359,488
Contract Assets	300,367	16,592
Prepaid Expenses	79,716	11,476
Accounts Payable	251,539	8,315
Accrued Expenses	5,769	(728,125)
Customer Deposits	-	129,375
Contract Liabilities	(614,344)	(169,261)
Lease Liabilities	(2,797)	-
CASH PROVIDED BY OPERATING ACTIVITIES	392,835	4,775,146
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from sale of Fixed Asset	10,000	9,666
Cash Paid for purchased of Fixed Assets	(45,843)	(233,260)
Net cash used in investing activities	(35,843)	(223,594)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net	4,667,636	-
Shareholder (Distributions) Contributions	1,000	(50,434)
CASH PROVIDED BY (USED FOR) FOR FINANCING ACTIVITIES	4,668,636	(50,434)
NET INCREASE (DECREASE) IN CASH	5,025,628	4,501,118
CASH AT BEGINNING OF PERIOD	2,696,183	1,236,744
Cash at end of period	$7,721,811	5,737,862

Supplemental Disclosures of Cash Flow Information:
Interest Paid	-	-
Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

JFB Construction Holdings

Notes to the Unaudited Financial Statements

Note 1 – Nature of the Business

JFB Construction & Development, Inc. (the “JFB Subsidiary”) was incorporated in the State of Florida on May 28, 2014, and is based in Lantana, Florida. The Company offers more than 100 years of combined generational experience in residential and commercial construction and development. JFB builds multifamily communities, exclusive estate & equestrian homes, and over 2 million square feet of commercial retail and shopping centers. The Company meets its customers’ needs through advanced scheduling, deep construction expertise, innovative problem solving and continuous communication during construction.

On April 09, 2024, JFB Construction Holdings (the “Parent Company”) was formed out of the state of Nevada to serve as the parent company of JFB Construction & Development, Inc. The consolidated financial statements of JFB Construction Holdings reflect the financial position, results of operations and cash flows of both JFB Construction Holdings and its subsidiaries from the date of consolidation. Unless otherwise indicated, “JFB Construction,” “JFB,” the “Company,” “we,” “us,” “our,” “our company” and “our business” refer, to JFB Construction Holdings, including its subsidiaries named herein.

Note 2 –Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the three months ended March 31, 2025 and March 31, 2024 and for the year ended December 31, 2024.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2024.

Cash and Restricted Cash

The Company’s cash is comprised of highly liquid investments with an original maturity of three (3) months or less.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2025 and December 31, 2024, the cash balance in excess of the FDIC limits was $7,214,884 and $2,196,183 respectively.

Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgement than others in their application. These include the recognition of revenue and earnings from construction contracts over time, and the valuation of long-lived assets. Management evaluates all of its estimates and judgements based on available information and experience; however, actual results could differ from those estimates.

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

In accordance with ASC 606-10-50-12, our revenue recognition policy reflects the nature of the goods and services promised to customers across our three business segments: Commercial Construction, Residential Construction, and Real Estate Development. Commercial Construction segment we provide construction services for commercial properties, including office buildings and retail spaces. Our performance obligation typically consists of delivering a completed construction project within a contract term of approximately 8 to 13 weeks. Residential Construction segment focuses on the construction of residential properties, including ground up development of single family and multi-family residential homes., and the remodelling of single family and multi-family homes. Our residential contracts generally have a duration of 8-12 months. In our Real Estate Development segment, we would undertake the acquisition and development of land for development, or value add opportunities in real estate. This segment of the business would take approximately 6-24 months.

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

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 69% and 81% of revenue for the periods ended March 31, 2025 and March 31, 2024 respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to cost method. The Residential segment of JFB Construction represents 31% and 19% of revenue for the periods ended March 31,2025 and March 31,2024 respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. There is no revenue recognized for this segment for the periods ended March 31,2025 and March 31,2024 respectively.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $135,236 as of March 31, 2025 and December 31, 2024 respectively. The contract receivable balance was $2,757,955 on March 31, 2025 and $3,047,255 on December 31, 2024.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets because they have future economic benefits and are expensed at the time the benefits are realized. The prepaid expenses balance was $86,811 and $166,527 at March 31, 2025 and December 31, 2024, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $112,084 for the three months ended March 31, 2025 and $1,767and for the three months ended March 31, 2024.

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

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years

	03/31/2025	12/31/2024
Field Equipment	114,206	114,206
Computer Equipment	6,911	6,911
Vehicles	819,599	819,599
Office Equipment	2,076	2,076
Leasehold Improvements	589,525	589,525
	1,532,317	1,532,317
Less accumulated depreciation	(527,522)	(510,387)
Net Property and Equipment	$1,004,795	$1,021,930

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

Depreciation expense during the three months ended March 31,2025 and March 31, 2024, was $62,978 and $29,255, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2025 the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

In accordance with ASC 606-10-50-8, the Company has disclosed significant judgements and changes in judgements related to the recognition of revenue from construction contracts. The application of ASC 606 requires the use of judgment in various aspects of revenue recognition, particularly in the cost-to-cost method. The Company applies the cost-to-cost method to measure progress toward completion. This involves estimating the total contract cost and recognizing revenue based on the ration of cost incurred to the estimated total cost. The Company makes judgements regarding the recognition of revenue related to change orders and claims. Revenue from change orders is included in the transaction price when it is probable the customer will approve the change and the amount can be reliably estimated.

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ending March 31, 2025 and the year ended December 31, 2024, was $913,247 and $1,213,614, respectively. The contract liability for the three months ended March 31, 2025, and the year ended December 31, 2024, was $19,450 and $633,794, respectively. The allowance for doubtful accounts was $135,236 as of March 31, 2025 and December 31, 2024. The contract receivable balance was $2,757,955 as of March 31, 2025 and $3,047,255 as of December 31, 2024.

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

The Company’s segment disclosures are presented in accordance with the requirements set forth in ASC 280-10-50-30(b) and (c), which specify the need to disclose the total of reportable segments' profit or loss, as well as the basis of measurement used to determine the segment results.

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

Segment information is as follows:

For the three months ended March 31, 2025	Commercial	Residential	Real Estate Development	Consolidated
Sales	$4,091,210	$1,822,653	-	5,913,863
Cost of Goods Sold	3,074,703	1,369,794	-	4,444,497
Gross Profit (Loss)	1,016,507	452,859		1,469,366

Operating Expenses
Selling & Marketing Expenses	77,540	34,544	-	112,084
General & Administrative Expenses	889,452	396,255	-	1,285,707
Rent expense-related party	24,755	11,029	-	35,784
Depreciation and amortization expense	43,568	19,410	-	62,978
Total Operating Expense	1,035,315	461,238	-	1,496,553

Income From Operations	(18,808)	(8,379)	-	(27,187)

OTHER INCOME (EXPENSE)
Other Income (expenses)	6,918	3,082	-	10,000
Interest Income	32,856	14,638	-	47,494

TOTAL OTHER INCOME	39,774	17,720	-	57,494

NET INCOME (LOSS)	$20,966	$9,341	-	$30,307

For the three months ended March 31, 2024	Commercial	Residential	Real Estate Development	Consolidated
Sales	$2,477,770	$577,434	-	3,055,204
Cost of Goods Sold	1,762,333	410,704	-	2,173,037
Gross Profit (Loss)	715,437	166,730	-	882,167

Operating Expenses
Selling & Marketing Expenses	1,449	318	-	1,767
General & Administrative Expenses	652,473	145,636	-	798,109
Loss on fixed asset disposal	3,758	876	-	4,634
Depreciation and amortization expense	23,726	5,529	-	29,255
Total Operating Expense	681,406	158,779	-	840,185

Income From Operations	34,031	7,951	-	41,982

OTHER INCOME (EXPENSE)
Other Income (Expenses)	21,900	5,104	-	27,004
Interest Income	36,016	8,393	-	44,409

TOTAL OTHER INCOME	57,916	13,497	-	71,413

NET INCOME (LOSS)	$91,947	$21,448	-	$113,395

Note 5 – Lease Arrangements

In the ordinary course of business, the Company enters into lease arrangements, including operating and finance leases. Please refer to Note 8 for more information on our lease arrangements.

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

Total rent expense was $35,784 for the three months ended March 31, 2025, and $6,420 for the three months ended March 31, 2024. The Company has a lease liability recorded of $780,948 has of March 31, 2025.

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

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $780,948 at period ended March 31, 2025.

Note 6 – Income Taxes

JFB has elected to be taxed as an “S” Corporation under the provisions of the Internal Revenue Code (the “Code”). Under this provision, the Company does not pay or it is not responsible to pay federal corporate income taxes on its taxable income. Instead, the shareholder is liable for individual federal income taxes on the Company’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the accompanying financial statements.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the three months ended March 31, 2025 and the year ended December 31, 2024, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Sales and Accounts Receivable

During the periods ended March 31,2025 and 2024, three (3) receivable customers that totaled 82% of sales, respectively, and $100,000 accounts payable.

During the years ended December 31, 2024, one (1) franchise totaled 41% of sales, and one (1) customer totaled 63% accounts receivable, respectively.

The Company performs ongoing credit valuations of its customers and management believes that the financial viability of these customers is sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the three months ended March 31, 2025, and the year ended December 31, 2024.

Note 8 – Related Party Transactions

On December 17, 2019, JFB received a loan from Capo 7, LLC. The balance is due on demand and does not contain an interest rate. The current balance on the loan is $0. Joseph F. Basile III, our Chief Executive Officer, owns Capo 7, LLC. The Company has related party payables of $0 as of March 31, 2025. This balance is due on demand and does not contain an interest rate. The Company has calculated imputed interest of $0 as of March 31, 2025. The loan balance was repaid on December 23, 2024.

On August 4, 2021 we entered an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100% of the entity. The contract was a cost plus 5% model. During the three months’ period ended March 31,2025 and March 31,2024 we incurred $0 and $528,463 in billable expenses and received $0 and $554,886 as Construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5% when we renewed the lease in December 2023. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This facility is still being occupied during the transition to our new headquarters but may be terminated should the landlord identify new tenants. Total rent expense under this related party agreement was $0 for the three months ended March 31, 2025, and $6,420 for the three months ended March 31, 2024.

On March 14,2024 we were awarded a $21mm project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare

Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. This project is under permitting and has not begun construction. However, on or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30,2024.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. We presently occupy approximately 4,473 square feet of the building’s approximately 8,991 square feet. We have an option to purchase the entire property for $4,250,000 until December 1, 2024. The building was never acquired. Total rent expense under this related party agreement was $35,784 for the three months ended March 31,2025.

On April 30, 2024, Joseph F. Basile III gifted 40.625 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.3125 shares of common stock in the JFB Subsidiary to another individual. Lisa Ann Basile, Joseph F. Basile III’s mother, is the trustee with control over The Basile Family Irrevocable Trust.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the three ended March 31, 2025 and March 31, 2024, the distributions were $0 and $50,434 respectively. At times the CEO of the Company, makes contributions to the company. For the three months ended March 31,2025 the contributions were $1,000. There were $0 Contributions for the three months ended March 31,2024.

Note 9 – Commitments and Contingencies

Litigation

From time to time, the Company is party to various claims or actions arising out of the ordinary course of business. While any proceeding or litigation contains an element of uncertainty, management believes no matter exists that would have a material impact on the Company’s financial position, liquidity, or results of operations.

As of December 31, 2024, there was on-going litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company has filed a lien on the property and is awaiting a court date to proceed with foreclosure on the property. As of March 31, 2025, the Company has filed a motion for summary judgment to foreclose on the property. However, the case was settled on March 19,2025, and the company will receive a settlement amount of $39,138.

Note 10 – Equity

The Company is authorized to issue up to 200,000,000 shares of all classes of stock. 10,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 190,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 186,000,000 shares of the common stock designated as “Class A Common Stock” and 4,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of March 31, 2025, and December 31,2024 5,250,000 and 4,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock have been issued.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the three months ended March 31, 2025 and March 31, 2024, the distributions were $0 and $50,434 respectively. At times the CEO of the Company, makes contributions to the company. For the three months ended March 31,2025 the contributions were $1,000. There were $0 Contributions for the three months ended March 31,2024.

On March 7,2025 the company consummated its initial public offering of 1,250,000 units of the company's Class A common stock at a public offering price of $4.125 per unit, generating gross proceeds of $5,156,250. In connection with the offering, the company also sold 138,600 option warrants at a price of $0.01 per warrant, generating additional gross proceeds of $1,386 for total gross proceeds of $5,157,636. Pursuant to the underwriting agreement with Kingswood Capital Partners, LLC, the company incurred $490,000 in expenses, resulting in net proceeds of $4,667,636.

As of March 31, 2025, the company has 1,250,000 warrants outstanding, each entitling the holder to purchase one common share of the company at an exercise price of $5.50. The warrants expire 5 years from the date of issuance. The company has estimated the relative fair value of the outstanding warrants at $440,304 using the Black-Sholes option pricing model.

Note 11 – Subsequent Event

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and on April 25,2025, the Company received a settlement payment of $39,138 related to the previously disclosed litigation matter concerning a residential project remodel

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements considers events through May 13, 2025 the date that the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of JFB Construction Holdings (“JFB Construction Holdings ” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

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

Revenue Sources

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

Corporate Growth and Expansion

Management believes we will leverage our established industry relationships, experience operating in various jurisdictions and navigating complex construction regulations to meet our growth objectives of continuing to expand our market throughout more of the United States and successfully winning bids for larger construction projects. The Company intends to focus its business in states with increased population and GDP growth, such as Florida, Texas and South Carolina. However, as we expand into new territories, our reputation for excellence will be less known by new clients and we will need to compete with other construction companies that may have been operating in a given region for years and already have built up reliable networks of clients, vendors, contractors, and other market participants. We believe our ability to rely on our relationships within the franchise industry and more generally the real estate development industry, should offset some of this potential risk, however, by continuing to build on our experience and proven track record.

Our expansion and growth goals, some of which will come with more capital intensive projects, may expose the Company to greater risks related to lack of performance, faltering relationships, improper investment of resources or otherwise. The Company also recognizes operations are likely to fluctuate significantly and historical results should not be considered indicative of results for any future periods. While taking into account the inherent risks, it is our intent to capitalize on our increased access to capital and credibility to fund new projects and increase our bond-ability fueling our intended growth. Our ability to obtain surety bonds is important for expanding our operations, as bonding is often required for bidding on public and large private projects. Increased bonding capacity allows us to pursue more high-value contracts, particularly in government and infrastructure sectors, enhancing revenue opportunities and market diversification. It also strengthens our credibility with clients and lenders, reflecting our financial stability. This credibility can lead to improved financial terms and mitigate risks associated with contract defaults, enabling the company to confidently take on larger projects and drive long-term growth.

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

Residential Construction Segment

Our residential construction segment focuses on custom home builds, in addition to certain remodeling projects primarily in the South Florida region with a focus on superior craftsmanship and attention to detail. Some of our luxury residential projects also include state of the art equestrian facilities. In 2025, we have focused more on growth of this segment to continue to diversify our service offerings. Our relationships with architects, engineers and designers create opportunities for these projects and we will continue to foster these relationships to continue growth in this division.

Strategic Goals

In addition to our expansion into key states such as Florida, Texas, and South Carolina, we have set forward-looking strategic milestones—including targeted market penetration rates, phased rollouts, and revenue growth objectives over the next 12 to 24 months—to overcome regional brand recognition challenges and establish a robust presence in these markets.

Recent Developments

On March 5,2025, the Company completed its initial public offering ("IPO"), issuing 1,250,000 units of Class A common stock. The IPO generated net proceeds of $4,772,636 after deducting underwriter discounts, commissions, and offering expenses.

On May 28, 2014, Mr. Joseph F. Basile, III formed JFB Construction & Development, a Florida corporation (the “JFB Subsidiary”). At the time of the formation, Mr. Basile held one hundred percent (100%) of the issued and outstanding shares of the JFB Subsidiary. Our headquarters is located in Lantana, Florida.

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

Officer and Director Changes

None.

Our Financial Position

For the Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three Months Ended March 31,		Change
	2025	2024	$ Amount
Revenues	$5,913,863	$3,055,204	$2,858,659
Cost of revenues	4,444,497	2,173,037	$2,271,460
Gross profit	1,469,366	882,167	$587,199
Operating expenses:
Selling and marketing expense	112,084	1,767	$110,317
General and administrative	1,285,707	798,109	$487,598
Rent expense-related party	35,784	6,420	$29,364
Loss on fixed asset disposal	-	4,634	$(4,634)
Depreciation and amortization expense	62,978	29,255	$33,723
Total operating expenses	1,496,553	840,185	$656,368
Income(loss) from operations	(27,187)	41,982	$(69,169)
Other income (expense):
Other income, (Expenses)	10,000	27,004	$(17,004)
Interest income	47,494	44,409	$3,085
Total other income (expense), net	57,494	71,413	$(13,919)
Net income (Loss)	$30,307	$113,395	$(83,088)

Revenues.

Revenues increased by $2,858,659, or 93.6%, to approximately $5,913,863 in the three months ended March 31, 2025 from approximately $3,055,204 for the three months ended March 31, 2024. The growth in revenue during the period was primarily attributed to a significant rise in the number of new contracts secured, as well as the initiation of several new projects. Compared to the same period in the previous year, the company experienced a notable increase in client demand, which led to a higher volume of business opportunities being converted into signed agreements.

Cost of revenues

Cost of revenues increased $2,271,460, or 104.5%, to approximately $4,444,497 in the three months ended March 31, 2025 from approximately $2,173,037 for the three months ended March 31, 2024. The increase in costs of revenue was primarily due to the higher volume of project activity, which required additional resources, subcontractor involvement, and material expenses to support project execution and delivery.

Gross profit

Our gross profit increased by $587,199, or 66.6%, to $1,469,366 in the three months ended March 31, 2025 from $882,167 in the three months ended March 31, 2024. The increase in the gross profit was primarily attributable to the higher revenue generated from an increased number of new contract and project commencements. The rise in project volume led to greater billing activity, while improved operational efficiency and effective cost management helped control project-related expenses.

Selling and marketing expenses

Our selling and marketing expenses increased by by $110,297, or 6,172%, from $112,084 in the three months ended March 31, 2025 to $1,767 in the three months ended March 31, 2024, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $487,598, or 61%, to approximately $1,285,707 in the three months ended March 31, 2025 from approximately $798,109 in the three months ended March 31, 2024. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 21.7% and 26% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $33,723, or 26.1%,, to $62,978 in the three months ended March 31, 2025 from $29,255 in the three months ended March 31, 2024, primarily due to expansion of the company’s asset base, including the acquisition of additional Company vehicles, has contributed to the higher depreciation expense. The increase in depreciation and amortization expenses reflects the Company ongoing investment in its asset base, which the Company believes is important for supporting long-term growth and operational effectiveness.

Interest expenses

Our other interest expense decreased by $17,004, or 63%, to $10,000 in the three months ended March 31, 2025 from $27,004 in the three months ended March 31, 2024. The decrease in our interest expense was primarily attributable to the loan repayment in 2024.

Interest income

Our interest income increased by $3,085, or 7%, to $47,494 in the three months ended March 31, 2025 from $44,409 in the three months ended March 31, 2024. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $83,088, or 73%, to $30,307 in the three months ended March 31, 2025 from $113,395 in three months ended March 31, 2024, primarily due to an increase in our general and administrative expenses, including professional fees, insurance cost, and overhead associated with operational growth.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$392,835	$4,775,146
Net cash used in investing activities	(35,843)	(223,954)
Net cash provided by (used in) financing activities	4,668,636	(50,434)
Net (decrease) increase in cash	5,025,628	4,501,118
Cash, beginning of the period	2,696,183	1,236,744
Cash, end of the period	$7,721,811	$5,737,862

Operating Activities

Net cash provided by operating activities was $392,835 in the three months ended March 31, 2025, compared to cash provided in operating activities of approximately $4,775,146 in the three months ended March 31, 2024. This is a 91% decrease primarily driven by a significant decrease in contract receivables. The decrease in receivables reflects higher sales and contract activity during the three months ending, resulting in corresponding increase in the amount of cash expected to be collected in future periods.

Investing Activities

Net cash used in investing activities was $(35,843) in the three months ended March 31, 2025, compared to net cash used in investing activities of $(223,954) in the three months ended March 31, 2024. The decrease in net cash used in investing activities was primarily attributable to two factors: an increased in investments in the Company's fleet of vehicles and the construction of the new headquarters. In 2024 significant capital expenditures were made for the development of the new headquarters, which contributed to higher cash outflow.

Financing Activities

Net cash provided byfinancing activities was $4,668,636 in the three months ended March 31, 2025, compared to net cash used by financing activities of $(50,434) in the three months ended March 31, 2024. The increase in net cash used in financing activities in the three months ended March 31, 2025 was primarily attributable to the net proceeds of $4,667,636 from its completed Initial Public Offering (IPO).

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

Working Capital

As of March 31, 2025, we had cash of approximately $7,721,811. Our current assets were approximately $11,479,824 including approximately $2,757,955 in accounts receivable, approximately $913,247 in contract assets, $86,811 in prepaid expenses, and our current liabilities were approximately $2,239,662, including $1,354,225 in accounts payable, $19,450 contract liabilities, $780,948 in lease liabilities which resulted in a positive working capital of $9,240,162.

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

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the three months ended March 31, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Significant estimates for the three months ended March 31, 2025, and 2024, respectively, include:

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

Diluted EPS is computed by taking the sum of:

•
Net earnings available to common shareholders
•
Dividends on preferred shares
•
Dividends on dilutive mandatorily redeemable convertible preferred shares
•
Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:
•
Stock options
•
Warrants
•
Convertible preferred stock
•
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time .

Tariffs and changes in trade policy could increase our costs and negatively impact our margins and project performance. We continue to face risks from evolving U.S. trade policy, including existing and potential tariffs on key construction materials such as steel, aluminum, and other imported components. Increases in material costs due to tariffs or retaliatory trade measures may adversely affect our gross margins, particularly on fixed-price or lump-sum contracts where we may be unable to pass on such cost increases to our customers.

To the extent such cost increases are not recoverable or estimable in advance, we may be required to revise our cost forecasts under the percentage-of-completion method in accordance with ASC 606 (Revenue from Contracts with Customers), which could materially affect our operating results in the period of revision. In addition, supply chain disruptions from trade restrictions or extended lead times may delay project schedules and expose us to penalties or loss of revenue.

We are continuing to monitor developments in U.S. trade policy and their impact on material availability and pricing, and we may update our project pricing, sourcing strategies, or disclosure as necessary in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K .

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K .

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
1.1**	Form of Underwriting Agreement
3.1**	Amended and Restated Articles of Incorporation of the Company dated September 30,2024
3.2**	Bylaws of the Company dated September 26, 2024
4.1**	Specimen Stock Certificate evidencing the shares of Class A Common Stock
4.3**	Form of Representative's Warrants
4.4**	Form of Representative's Warrants
4.5**	Form of Offering Warrants
10.1**	Contributions and Shares Exchange Agreement dated July 18,2024, by and among JFB Construction Holdings and the shareholders of JFB Construction & Development, Inc
10.2**	Employment Agreement dated July 18, 2024 between the Company and Joseph F. Basile III
10.3**	Employment Agreement dated July 18, 2024 between the Company and Ruben Calderon
10.4**	2024 Equity Incentive Plan
10.5**	Loose Cannon Lease Agreement dated March 29, 2024 by and between the Company and Aura Commercial, LLC
10.6**	Construction Agreement dated July 18, 2024 by and between the Company and Chartered Services, LLC
10.7**	Aura Commercial Lease Agreement dated March 29, 2024 by and between the Company and Aura Commercial, LLC
10.8**	Construction Agreement dated July 18, 2024 and between the Company and Rare Capital Partners, LLC
10.9**	Consulting Agreement with Chartered Services, LLC dated July 17, 2024 by and between the Company and Chartered Services, LLC
10.10**	Form Construction Contract
10.11*	Form Officer and Director Indemnification Agreement
10.12**	Amendment to Lease Agreement by and between the Company and Aura Commercial, LLC
10.13**	Amendment to Consulting Agreement with Chartered Services, LLC
10.14**	Amended and Restated Employment Agreement dated February 1, 2025 between the Company and Joseph F. Basile III
10.15**	Amended and Restated Employment Agreement dated February1, 2025 between the Company and Ruben Calderon
14.1**	Code of Conduct
21.1**	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JFB CONSTRUCTION HOLDINGS

Dated: May 14, 2025	By:	//s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer (Principal Executive Officer)

Name	Title	Date

/s/ Joseph F. Basile III
Joseph F. Basile II	Chief Executive Officer and Director	May 14, 2025
/s/ Ruben Calderon	Principal Executive Officer
Ruben Calderon	Chief Financial Officer	May 14, 2025

/s/ Nelson Garcia	Principal Financial officer, Principal Accounting Officer
Nelson Garcia	Director	May 14, 2025

/s/ Bjarne Borg
Bjarne Borg	Director	May 14, 2025

/s/ Christopher Melton
Christopher Melton	Director	May 14, 2025

/s/ David Clukey
David Clukey	Director	May 14, 2025
/s/ Miklos Gulyas
Miklos "John" Gulyas