Form 10-Q
period 2025-06-30
JFB Construction Holdings
filed 2025-08-14
CIK 2024306

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 9,496,900 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Item 1. Financial Statements .

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Cash	$4,769,840	$2,696,183
Contract Receivables	3,275,265	3,047,255
Contract Assets	1,035,840	1,213,614
Prepaid expenses	239,284	166,527
TOTAL CURRENT ASSETS	9,320,229	7,123,579

NET PROPERTY AND EQUIPMENT	940,412	1,021,930

RIGHT-OF-USE ASSETS – RELATED PARTY	740,866	819,529

Investment In Class A Common Stock	1,000,000	-

TOTAL ASSETS	$12,001,507	$8,965,038

LIABILITIES
Accounts payable and other payables	$866,810	$1,102,686
Accrued expenses	89,535	79,270
Contract liabilities	168,292	633,794
Lease liabilities – related party	754,064	819,529
TOTAL CURRENT LIABILITIES	1,878,701	2,635,279

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding.
Class A Common stock, $0.0001 par value, 186,000,000 shares authorized; 5,496,900 and 4,000,000 shares issues and outstanding as of June 30,2025 and December 31, 2024.	550	400
Class B Common stock, $0.0001 par value, 4,000,000 shares authorized; 4,000,000 shares issues and outstanding.	400	400
Additional paid in Capital	6,555,980	425,136
Accumulated profit	3,565,876	5,903,823
TOTAL SHAREHOLDER’S EQUITY	10,122,806	6,329,759

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$12,001,507	$8,965,038

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Sales	$2,668,175	$4,649,344	$8,582,038	$7,149,662
Sales-Related Party	1,016,763	349,128	1,016,763	904,014
Cost of Goods Sold	2,546,324	3,720,532	6,990,821	5,365,106
Cost of Goods Sold-Related Party	881,079	419,677	881,079	948,140
Gross Profit (Loss)	257,535	858,263	1,726,901	1,740,430

Operating Expenses
Selling and marketing expenses	457,702	6,840	569,786	8,607
General and administrative expense	2,157,263	823,661	3,442,970	1,621,770
Rent expense-related party	54,406	5,508	90,190	11,928
Depreciation and amortization expense	62,978	32,032	125,956	61,287
Total Operating Expense	2,732,349	868,041	4,228,902	1,703,592

Income(loss) from Operations	(2,474,814)	(9,778)	(2,502,001)	36,838

OTHER INCOME (EXPENSE)
Other Income (Expense)	39,138	(13,915)	49,138	8,455
Interest Income	66,422	53,699	113,916	98,108

TOTAL OTHER INCOME	105,560	39,784	163,054	106,563

NET INCOME (LOSS)	$(2,369,254)	$30,006	$(2,338,947)	$143,401

Earnings (Loss) Per Share
Basic and Diluted Common Share	$(0.26)	$0.01	$(0.26)	$0.02

Weighted- Average Common Shares Outstanding, Basic and Diluted	9,273,674	7,640,000	8,951,129	7,640,000

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Retained Earnings	Total

Balance, December 31, 2023	3,640,000	$364	4,000,000	$400	$32,523	$6,656,825	$6,690,112
Distributions March 31, 2024						(50,434)	(50,434)
Imputed Interst	-	-	-	-	8,299		8,299
Net Income March 31, 2024						113,395	113,395
Balance, March 31, 2024	3,640,000	$364	4,000,000	$400	$40,822	$6,719,786	$6,761,372
Distributions June 30, 2024	-	-	-	-	-	(793,849)	(793,849)
Imputed Interest	-	-	-	-	8,299	-	8,299
Net income June 30, 2024	-	-	-	-	-	30,006	30,006

Balance, June 30, 2024	3,640,000	$364	4,000,000	$400	$49,121	$5,955,943	$6,005,828

Balance, December 31, 2024	4,000,000	$400	4,000,000	$400	$425,136	$5,903,823	$6,329,759

Contributions March 31, 2025	-	-	-	-	-	1,000	1000
Proceeds from Issuance of Common stock, net	1,250,000	125	-	-	4,667,511	-	4,667,636
Net Income March 31, 2025						30,307	30,307
Balance, March 31, 2025	5,250,000	$525	4,000,000	$400	$5,092,647	$5,935,130	$11,028,702
Proceeds from Exercise of Warrants	100,500	10	-	-	552,740	-	552,750
Common Stock Issued for Services	146,400	15	-	-	910,593	-	910,608
Net Loss June 30, 2025	-	-	-	-	-	(2,369,254)	(2,369,254)

Balance, June 30, 2025	5,496,900	$550	4,000,000	$400	$6,555,980	$3,565,876	$10,122,806

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,338,947)	$143,401
Adjustments to reconcile Net Income (loss) to Net Cash provided by (used in) operations:
Depreciation Expense	125,956	61,287
(Gain) loss on sale of fixed asset	(10,000)	-
Shares Issued for Services	910,608	-
Imputed Interest	-	16,598
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	(228,010)	3,538,783
Contract Assets	177,774	(270,621)
Prepaid Expenses	(72,757)	65,615
Accounts Payable	(235,876)	735,349
Accrued Expenses	10,265	(745,124)
Contract Liabilities	(465,502)	735,407
Lease Liabilities	13,198	2,798
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,113,291)	4,283,493
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from sale of Fixed Asset	10,000	-
Cash Paid for Class A common stock	(1,000,000)	-
Cash Paid for purchased of Fixed Assets	(44,438)	(727,222)
NET CASH USED IN INVESTING ACTIVITIES	(1,034,438)	(727,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net	4,667,636	-
Proceeds from Exercise of Warrants	552,750	-
Shareholder (Distributions) Contributions	1,000	(844,283)
CASH PROVIDED BY (USED FOR) FOR FINANCING ACTIVITIES	5,221,386	(844,283)
NET INCREASE (DECREASE) IN CASH	2,073,657	2,711,988
CASH AT BEGINNING OF PERIOD	2,696,183	1,236,744
Cash at end of period	$4,769,840	$3,948,732

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$-	$-
Non-Cash Financing
Addition of lease during the period	$-	$908,705

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

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the six months ended June 30, 2025 and June 30, 2024 and for the year ended December 31, 2024.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2025 and December 31, 2024, the cash balance in excess of the FDIC limits was $4,269,840 and $2,196,183 respectively.

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

In accordance with ASC 606-10-50-12, our revenue recognition policy reflects the nature of the goods and services promised to customers across our three business segments: Commercial Construction, Residential Construction, and Real Estate Development. Commercial Construction segment we provide construction services for commercial properties, including office buildings and retail spaces. Our performance obligation typically consists of delivering a completed construction project within a contract term of approximately 8 to 13 weeks. Residential Construction segment focuses on the construction of residential properties, including ground up development of single family and multi-family residential homes., and the remodeling of single family and multi-family homes. Our residential contracts generally have a duration of 8-12 months. In our Real Estate Development segment, we would undertake the acquisition and development of land for development, or value add opportunities in real estate. This segment of the business would take approximately 6-24 months.

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

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 69.6% and 81% of revenue for the periods ended June 30, 2025 and June 30, 2024 respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to cost method. The Residential segment of JFB Construction represents 20% and 19% of revenue for the periods ended June 30,2025 and June 30, 2024 respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. The Real Estate Development segment of JFB Construction represents 10.4% and 0% of revenue for the periods ended June 30,2025 and June 30, 2024 respectively.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $135,236 as of June 30, 2025 and December 31, 2024 respectively. The contract receivable balance was $3,275,265 on June 30, 2025 and $3,047,255 on December 31, 2024.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets because they have future economic benefits and are expensed at the time the benefits are realized. The prepaid expenses balance was $239,284 and $166,527 at June 30, 2025 and December 31, 2024, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $569,786 for the six months ended June 30, 2025 and $8,607and for the six months ended June 30, 2024.

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

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years
Leasehold Improvements	7 years

	06/30/2025	12/31/2024
Field Equipment	114,206	114,206
Computer Equipment	6,911	6,911
Vehicles	837,230	819,599
Office Equipment	2,076	2,076
Leasehold Improvements	589,525	589,525
	1,549,948	1,532,317
Less accumulated depreciation	(609,536)	(510,387)
Net Property and Equipment	$940,412	$1,021,930

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

Depreciation expense during the six months ended June 30,2025 and June 30, 2024, was $125,956 and $61,287, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2025 the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ending June 30, 2025 and the year ended December 31, 2024, was $1,035,840 and $1,213,614, respectively. The contract liability for the six months ended June 30, 2025, and the year ended December 31, 2024, was $168,292 and $633,794, respectively. The allowance for doubtful accounts was $135,236 as of June 30, 2025 and December 31, 2024. The contract receivable balance was $3,275,265 as of June 30, 2025 and $3,047,255 as of December 31, 2024.

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

Segment information is as follows:

For the six months ended June 30, 2025	Commercial	Residential	Real Estate Development	Consolidated
Sales	$6,679,416	$1,917,335	$1,002,050	$9,598,801
Cost of Goods Sold	5,674,320	1,322,961	874,619	7,871,900
Gross Profit (Loss)	1,005,096	594,374	127,431	1,726,901

Operating Expenses
Selling & Marketing Expenses	396,742	169,495	3,549	569,786
General & Administrative Expenses	2,397,340	949,251	96,379	3,442,970
Rent expense-related party	62,799	23,418	3,973	90,190
Depreciation and amortization expense	87,703	19,360	18,893	125,956
Total Operating Expense	2,944,584	1,161,524	122,794	4,228,902

Income (loss) From Operations	(1,939,488)	(567,150)	4,637	(2,502,001)

OTHER INCOME (EXPENSE)
Other Income (expenses)	34,215	14,923	-	49,138
Interest Income	79,320	28,480	6,116	113,916

TOTAL OTHER INCOME	113,535	43,403	6,116	163,054

NET INCOME (LOSS)	$(1,830,321)	$(510,105)	$1,479	$(2,338,947)

For the six months ended June 30, 2024	Commercial	Residential	Real Estate Development	Consolidated
Sales	$4,837,511	$3,216,165	-	8,053,676
Cost of Goods Sold	4,073,470	2,239,776	-	6,313,246
Gross Profit (Loss)	764,041	976,389	-	1,740,430

Operating Expenses
Selling & Marketing Expenses	5,938	2,669	-	8,607
General & Administrative Expenses	1,119,022	502,748	-	1,621,770
Rent Paid- Related Party	8,235	3,693	-	11,928
Depreciation and amortization expense	42,288	18,999	-	61,287
Total Operating Expense	1,175,479	528,113	-	1,703,592

Income From Operations	25,420	11,418	-	36,838

OTHER INCOME (EXPENSE)
Other Income (Expenses)	5,835	2,620	-	8,455
Interest Income	67,696	30,412	-	98,108

TOTAL OTHER INCOME	73,531	33,032	-	106,563

NET INCOME (LOSS)	$98,947	$44,454	-	$143,401

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

Total rent expense was $90,190 for the six months ended June 30, 2025, and $11,928 for the six months ended June 30, 2024. The Company has a lease liability recorded of $754,064 as of June 30, 2025.

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

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $754,064 at period ended June 30, 2025.

Note 6 – Income Taxes

JFB has elected to be taxed as an “C” Corporation under the provisions of the Internal Revenue Code (the “Code”). Under this provision, the Company is directly responsible for the calculation and payment of federal corporate income taxes on its taxable income, as determined in accordance with the code and relevant regulations.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the six months ended June 30, 2025 and the year ended December 31, 2024, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Sales and Accounts Receivable

During the periods ended June 30, 2025, three (3) receivable customers that totaled 70% of sales, respectively.

During the years ended December 31, 2024, one (1) franchise totaled 41% of sales, and one (1) customer totaled 63% accounts receivable, respectively.

The Company performs ongoing credit valuations of its customers and management believes that the financial viability of these customers is sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the six months ended June 30, 2025, and the year ended December 31, 2024.

Note 8 – Related Party Transactions

On December 17, 2019, JFB received a loan from Capo 7, LLC. The balance is due on demand and does not contain an interest rate. The current balance on the loan is $0. Joseph F. Basile III, our Chief Executive Officer, owns Capo 7, LLC. This balance was due on demand and does not contain an interest rate. The loan balance was repaid on December 23, 2024.

On August 4, 2021 we entered an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100% of the entity. The contract was a cost plus 5% model. During the six months’ period ended June 30,2025 and June 30,2024 we incurred $0 and $904,014 in billable expenses and received $0 and $948,140 as Construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5% when we renewed the lease in December 2023. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This facility is still being occupied during the transition to our new headquarters but may be terminated should the landlord identify new tenants. Total rent expense under this related party agreement was $0 for the six months ended June 30, 2025 and $6,420 for the six months ended June 30, 2024.

On March 14,2024 we were awarded a $21mm project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner.On or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30,2024. Construction on the project commenced on June 1, 2025, with site preparation currently underway. Site work is expected to continue over the next five months as part of the initial development phase. As of June 30,2025, the Company has recorded $686,713 in related party sales associated with this project, along with $575,554 in related party cost of goods sold.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. We presently occupy approximately 4,473 square feet of the building’s approximately 8,991 square feet. We have an option to purchase the entire property for $4,250,000 until December 1, 2024. The building was never acquired. Total rent expense under this related party agreement was $90,190 for the six months ended June 30,2025.

On April 30, 2024, Joseph F. Basile III gifted 40.625 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.3125 shares of common stock in the JFB Subsidiary to another individual. Lisa Ann Basile, Joseph F. Basile III’s mother, is the trustee with control over The Basile Family Irrevocable Trust.

On May 1, 2025, the Company entered into a Construction agreement as general contractor and co-developer for a new Courtyard by Marriott hotel in Olive Branch, Mississippi. The project includes the development of a 117- room hotel. As of June 30, 2025, the Company recognized revenue of $330,050 and associated cost of goods sold of $305,525 related to this project.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the six months ended June 30, 2025 and June 30, 2024, the distributions were $0 and $844,283 respectively. At times the CEO of the Company, makes contributions to the company. For the six months ended June 30,2025 the contributions were $1,000. There were $0 Contributions for the six months ended June 30,2024.

Note 9 – Private Placement

On April 24, 2025, JFB Construction Holdings invested $1,000,000 in CM OB Hotel Owner, LLC, a Delaware limited liability company formed to acquire, develop, and operate a 117-room Courtyard by Marriott hotel in Olive Branch, Mississippi. The investment was made through a private placement offering of up to $5,000,000 in Class A Membership Interests at $1,000 per unit, pursuant to Regulation D, Rule 506(c). The minimum investment was $100,000, with proceeds designated for the acquisition, development, and operation of the hotel.

JFB holds a 19.5% ownership interest in the Class A Membership Interests of CM OB Hotel Owner, LLC. This ownership percentage is below the 20% threshold required for equity method accounting under U.S. GAAP; therefore, the investment is currently being carried at cost basis, as the entity is private.

Class A Members are entitled to an 8% cumulative, non-compounding preferred return (beginning upon hotel operations), a return of capital, and a share of distributable cash as outlined in the offering subscription agreement. Pursuant to a side agreement dated April 24, 2025, JFB Construction Holdings is exempt from the standard promote structure. The Company does not possess ownership or majority voting rights due to minimal investment in CM OB Hotel Owner, LLC. Furthermore, the Company does not exercise control over the activities that significantly influence the economic performance of CM OB Hotel Owner, LLC

Note 10 – Commitments and Contingencies

Litigation

From time to time, the Company is party to various claims or actions arising out of the ordinary course of business. While any proceeding or litigation contains an element of uncertainty, management believes no matter exists that would have a material impact on the Company’s financial position, liquidity, or results of operations.

As of December 31, 2024, there was on-going litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company has filed a lien on the property and is awaiting a court date to proceed with foreclosure on the property. As of June 30, 2025, the Company had filed a motion for summary judgment to foreclose on the property. However, the case was settled on March 19, 2025, and the company has received a settlement amount of $39,138.

Note 11 – Equity

The Company is authorized to issue up to 200,000,000 shares of all classes of stock. 10,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 190,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 186,000,000 shares of the common stock designated as “Class A Common Stock” and 4,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of June 30, 2025, and December 31,2024 5,496,900 and 4,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock have been issued.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the six months ended June 30, 2025 and June 30, 2024, the distributions were $0 and $844,283 respectively. At times the CEO of the Company, makes contributions to the company. For the six months ended June 30,2025 the contributions were $1,000. There were $0 Contributions for the six months ended June 30,2024.

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

On June 25, 2025, the Company's Board of Directors approved the adoption of an Equity Incentive Plan designed to attract, retain, and motivate qualified directors, officers, and employees by aligning their interest with those of the Company. Pursuant to the plan, the Board authorized the issuance of an aggregate of 146,400 shares of Class A common stock to eligible participants, including board members and employees for a total fair value of $910,608. The issuance of these equity awards was accounted for in accordance with ASC 718.

As of June 30, 2025, the company has 1,149,500 warrants outstanding, each entitling the holder to purchase one common share of the company at an exercise price of $5.50. The warrants expire 5 years from the date of issuance. The company has estimated the relative fair value of the outstanding warrants at $4,351,598 using the Black-Sholes option pricing model. As of June 30,2025 the Company had received $552,570 in proceeds from exercised warrants.

Note 12 – Subsequent Event

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, based on this evaluation, management has determined that a material subsequent event occurred; the Company received proceeds of $1,563,073 from the exercise of outstanding warrants between July 1,2025 and July 24,2025.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements considers events through August 14, 2025 the date that the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

On March 5,2025, the Company completed its initial public offering ("IPO"), issuing 1,250,000 units of Class A common stock. The IPO generated net proceeds of $4,667,636 after deducting underwriter discounts, commissions, and offering expenses.

On April 24, 2025, JFB Construction Holdings invested $1,000,000 in CM OB Hotel Owner, LLC, a Delaware limited liability company formed to acquire, develop, and operate a 117-room Courtyard by Marriott hotel in Olive Branch, Mississippi. The investment was made through a private placement offering of up to $5,000,000 in Class A Membership Interests at $1,000 per unit, pursuant to Regulation D, Rule 506(c). The minimum investment was $100,000, with proceeds designated for the acquisition, development, and operation of the hotel.

JFB holds a 19.5% ownership interest in the Class A Membership Interests of CM OB Hotel Owner, LLC. This ownership percentage is below the 20% threshold required for equity method accounting under U.S. GAAP; therefore, the investment is currently being carried at cost basis, as the entity is private.

Class A Members are entitled to an 8% cumulative, non-compounding preferred return (beginning upon hotel operations), a return of capital, and a share of distributable cash as outlined in the offering subscription agreement. Pursuant to a side agreement dated April 24, 2025, JFB Construction Holdings is exempt from the standard promote structure. The Company does not possess ownership or majority voting rights due to minimal investment in CM OB Hotel Owner, LLC. Furthermore, the Company does not exercise control over the activities that significantly influence the economic performance of CM OB Hotel Owner, LLC

Officer and Director Changes

None.

Our Financial Position

For the three Months Ended June 30, 2025 Compared to three Months Ended June 30, 2024

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three Months Ended June 30		Change
	2025	2024	$ Amount
Revenues	$3,684,938	$4,998,472	$(1,313,534)
Cost of revenues	3,427,403	4,140,209	(712,806)
Gross profit	257,535	858,263	(600,728)
Operating expenses:
Selling and marketing expense	457,702	6,840	450,862
General and administrative	2,157,263	823,661	1,333,602
Rent expense-related party	54,406	5,508	48,898
Depreciation and amortization expense	62,978	32,032	30,946
Total operating expenses	2,732,349	868,041	1,864,308
Income(loss) from operations	(2,474,817)	(9,778)	(2,465,039)
Other income (expense):
Other income, (Expenses)	39,138	(13,915)	53,053
Interest income	66,422	53,699	12,723
Total other income (expense), net	105,560	39,784	65,776
Net income (Loss)	$(2,369,254)	$30,006	$(2,399,260)

Revenues.

Revenues decreased by $1,313,534, or 27%, to approximately $3,864,938 in the three months ended June 30, 2025 from approximately $4,998,472 for the six months ended June 30, 2024. The decrease in revenue was principally driven by a decline in the number of new contracts awarded and new project commencements compared to the same period the previous year. Notably, the Company experienced significant setbacks due to prolonged permit processing times, which postponed the start of multiple projects that were originally scheduled to begin within the reporting period.

Cost of revenues

Cost of revenues decreased by $712,806, or 25%, to approximately $3,427,403 in the three months ended June 30, 2025 from approximately $4,140,209 for the three months ended June 30, 2024. The decrease in costs of revenue was primarily due to the decline in revenue during the period. As fewer new contracts were awarded and commencement slowed, the volume of work performed and materials procured decreased accordingly.

Gross profit

Our gross profit decreased by $600,728, or 69%, to $257,535 in the three months ended June 30, 2025 from $858,263 in the three months ended June 30, 2024. The decrease in the gross profit was primarily attributable to the higher increase of cost of goods which includes material cost and subcontractor expenses.

Selling and marketing expenses

Our selling and marketing expenses increased by by $450,862, or 6,592%, from $457,702 in the three months ended June 30, 2025 to $6,840 in the three months ended June 30, 2024, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $1,333,602, or 162%, to approximately $2,157,263 in the three months ended June 30, 2025 from approximately $823,661 in the three months ended June 30, 2024. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 59% and 16% of our total revenue for the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $30,946, or 97%,, to $62,978 in the three months ended June 30, 2025 from $32,032 in the three months ended June 30, 2024, primarily due to expansion of the company’s asset base, including the acquisition of additional Company vehicles, has contributed to the higher depreciation expense. The increase in depreciation and amortization expenses reflects the Company ongoing investment in its asset base, which the Company believes is important for supporting long-term growth and operational effectiveness.

Interest expenses

Our other income increased by $53,053, or 381%, to $39,138 in the three months ended June 30, 2025 from $(13,915) in the three months ended June 30, 2024. The increase in our other income was primarily attributable to the settlement of a lawsuit with one of our clients.

Interest income

Our interest income increased by $12,723, or 24%, to $66,422 in the three months ended June 30, 2025 from $53,699 in the three months ended June 30, 2024. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $2,399,260, or 7,996%, to $(2,369,254) in the three months ended June 30, 2025 from $30,006 in the three months ended June 30, 2024, primarily due to an increase in our general and administrative expenses, including professional fees, insurance cost, marketing efforts and overhead associated with operational growth.

For the Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the six months ended June 30		Change
	2025	2024	$ Amount
Revenues	$9,598,801	$8,053,676	$1,545,125
Cost of revenues	7,871,900	6,313,246	1,558,654
Gross profit	1,726,901	1,740,430	(13,529)
Operating expenses:
Selling and marketing expense	569,786	8,607	561,179
General and administrative	3,442,970	1,621,770	1,821,200
Rent expense-related party	90,190	11,928	78,262
Depreciation and amortization expense	125,957	61,287	64,670
Total operating expenses	4,228,902	1,703,952	2,524,950
Income(loss) from operations	(2,502,001)	36,838	(2,538,839)
Other income (expense):
Other income, (Expenses)	49,138	8,455	40,683
Interest income	113,916	98,108	15,808
Total other income (expense), net	163,054	106,563	56,491
Net income (Loss)	$(2,338,947)	$143,401	$(2,482,348)

Revenues.

Revenues increased by $1,545,125, or 19%, to approximately $9,598,801 in the six months ended June 30, 2025 from approximately $8,053,676 for the six months ended June 30, 2024. The growth in revenue during the period was primarily attributed to a significant rise in the number of new contracts secured, as well as the initiation of several new projects. Compared to the same period in the previous year, the company experienced a notable increase in client demand, which led to a higher volume of business opportunities being converted into signed agreements.

Cost of revenues

Cost of revenues increased $1,558,654, or 25%, to approximately $7,871,900 in the six months ended June 30, 2025 from approximately $6,313,246 for the six months ended June 30, 2024. The increase in costs of revenue was primarily due to the higher volume of project activity, which required additional resources, subcontractor involvement, and material expenses to support project execution and delivery.

Gross profit

Our gross profit decreased by $13,529, or 1%, to $1,726,901 in the six months ended June 30, 2025 from $1,740,430 in the six months ended June 30, 2024. The decrease in the gross profit was primarily attributable to the higher increase of cost of goods which includes material cost and subcontractor expenses.

Selling and marketing expenses

Our selling and marketing expenses increased by by $561,179, or 6,520%, from $569,786 in the six months ended June 30, 2025 to $8,607 in the six months ended June 30, 2024, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $1,821,200, or 112%, to approximately $3,442,970 in the six months ended June 30, 2025 from approximately $1,621,770 in the six months ended June 30, 2024. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 36% and 20% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $64,670, or 106%,, to $125,957 in the six months ended June 30, 2025 from $61,287 in the six months ended June 30, 2024, primarily due to expansion of the company’s asset base, including the acquisition of additional Company vehicles, has contributed to the higher depreciation expense. The increase in depreciation and amortization expenses reflects the Company ongoing investment in its asset base, which the Company believes is important for supporting long-term growth and operational effectiveness.

Interest expenses

Our other income increased by $40,683, or 481%, to $49,138 in the six months ended June 30, 2025 from $8,455 in the six months ended June 30, 2024. The increase in our other income was primarily attributable to the settlement of a lawsuit with one of our clients.

Interest income

Our interest income increased by $15,808, or 16%, to $113,916 in the six months ended June 30, 2025 from $98,108 in the six months ended June 30, 2024. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $2,482,348, or 1,531%, to $(2,338,947) in the six months ended June 30, 2025 from $143,401 in six months ended June 30, 2024, primarily due to an increase in our general and administrative expenses, including professional fees, insurance cost, marketing efforts and overhead associated with operational growth.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	Six Months Ended June 30
	2025	2024
Net cash provided by operating activities	$2,113,291	$4,283,493
Net cash used in investing activities	(1,034,438)	(727,222)
Net cash provided by (used in) financing activities	5,221,386	(844,283)
Net (decrease) increase in cash	2,037,657	2,711,988
Cash, beginning of the period	2,696,183	1,236,744
Cash, end of the period	$4,769,840	$3,948,732

Operating Activities

Net cash provided by operating activities was $2,113,291 in the six months ended June 30, 2025, compared to cash provided in operating activities of approximately $4,283,493 in the six months ended June 30, 2024. This is a 51% decrease primarily driven by a significant decrease in contract receivables, reflecting slower collections and extended payment terms on certain customer accounts. Additionally, higher prepaid expenses and a reduction in accounts payable contributed to the decrease in operating cash flow.

Investing Activities

Net cash used in investing activities was $(1,034,438) in the six months ended June 30, 2025, compared to net cash used in investing activities of $(727,222) in the six months ended June 30, 2024. The increase in net cash used in investing activities was primarily attributable to the Company's strategic investments in property, equipment, and other long-term assets to support future growth and operational capacity.

Financing Activities

Net cash provided by financing activities was $5,221,386 in the six months ended June 30, 2025, compared to net cash used by financing activities of $(844,283) in the six months ended June 30, 2024. The increase in net cash used in financing activities in the six months ended June 30, 2025 was primarily attributable to the net proceeds of $4,667,636 from its completed Initial Public Offering (IPO) and $552,750 in net proceeds from exercised warrants.

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

Working Capital

As of June 30, 2025, we had cash of approximately $4,769,840. Our current assets were approximately $9,230,229 including approximately $3,275,265 in accounts receivable, approximately $1,035,840 in contract assets, $239,284 in prepaid expenses, and our current liabilities were approximately $1,878,701, including $866,810 in accounts payable, $168,292 contract liabilities, $754,064 in lease liabilities which resulted in a positive working capital of $7,441,528.

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

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the six months ended June 30, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Significant estimates for the six months ended June 30, 2025, and 2024, respectively, include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2025, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2024.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025.

The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of segregation of duties. Specifically, the Company's system of internal controls failed to identify multiple journal entries that were subsequently identified by the Company's external auditor. Additionally, multiple errors within the Company's draft Form 10-Q were noted by the external auditor, further highlighting weakness in the control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The recent imposition of tariffs by the U.S. government present several risk that could materially and adversely affect our business operations and financial performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Item 5.02 Departure of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On June 30, 2025, pursuant to the approval of the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, the Company issued, under the 2024 Equity Incentive Plan, shares of the Company’s common stock registered under the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2025, as follows: (i) 60,000 shares to Joseph Basile, Chief Executive Officer and Chairman; and (ii) 25,000 shares to Ruben Calderon, Chief Financial Officer.

Item 8.01. Other Events.

On June 30, 2025, pursuant to the approval of the Board, upon the recommendation of the Compensation Committee of the Board, the Company issued, under the 2024 Equity Incentive Plan, shares of the Company’s common stock registered under the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2025, as follows: (i) 10,000 shares to Jamie Zambrana, Director; (ii) 10,000 shares to Nelson Garcia, Director; (iii) 10,000 shares to Miklos Gulyas, Director; (iv) 10,000 shares to Bjarne Borg, Director; (v) 10,000 shares to Christopher Melton Director; and (vi) 10,000 shares to David Clukey, Director.

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

JFB CONSTRUCTION HOLDINGS

Dated: August 14, 2025	By:	//s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer (Principal Executive Officer)

Name	Title	Date

/s/ Joseph F. Basile III
Joseph F. Basile II	Chief Executive Officer and Director	August 14, 2025

/s/ Ruben Calderon	Principal Executive Officer
Ruben Calderon	Chief Financial Officer	August 14, 2025

/s/ Nelson Garcia	Principal Financial officer, Principal Accounting Officer
Nelson Garcia	Director	August 14, 2025

/s/ Bjarne Borg
Bjarne Borg	Director	August 14, 2025

/s/ Christopher Melton
Christopher Melton	Director	August 14, 2025

/s/ David Clukey
David Clukey	Director	August 14, 2025

/s/ Miklos Gulyas	Director
Miklos "John" Gulyas