Form 10-Q
period 2025-09-30
JFB Construction Holdings
filed 2025-11-14
CIK 2024306

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 5,966,700 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Item 1. Financial Statements .

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Cash	$6,597,799	$2,696,183
Contract Receivables	3,195,904	3,047,255
Contract Assets	1,399,974	1,213,614
Prepaid expenses	132,355	166,527
TOTAL CURRENT ASSETS	11,326,032	7,123,579

NET PROPERTY AND EQUIPMENT	889,346	1,021,930

Other Assets-Related Party	25,000	-

RIGHT-OF-USE ASSETS – RELATED PARTY	713,653	819,529

Investment In Class A Common Stock	1,000,000	-

TOTAL ASSETS	$13,954,031	$8,965,038

LIABILITIES
Accounts payable and other payables	$1,283,974	$1,102,686
Accrued expenses	120,778	79,270
Contract liabilities	179,427	633,794
Lease liabilities – related party	725,858	819,529
TOTAL CURRENT LIABILITIES	2,310,037	2,635,279

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding.	-	-
Class A Common stock, $0.0001 par value, 186,000,000 shares authorized; 5,966,700 and 4,000,000 shares issues and outstanding as of September 30,2025 and December 31, 2024.	597	400
Class B Common stock, $0.0001 par value, 4,000,000 shares authorized; 4,000,000 shares issues and outstanding.	400	400
Additional paid in Capital	9,139,833	425,136
Accumulated profit	2,503,164	5,903,823
TOTAL SHAREHOLDER’S EQUITY	11,643,994	6,329,759

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$13,954,031	$8,965,038

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three Months Ended		For the nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Sales	$3,604,637	$6,935,059	$12,186,675	$14,084,721
Sales-Related Party	1,379,231	980,000	2,395,994	1,884,014
Cost of Goods Sold	3,091,886	5,502,281	10,082,707	10,867,387
Cost of Goods Sold-Related Party	1,149,795	930,976	2,030,874	1,879,116
Gross Profit (Loss)	742,187	1,481,802	2,469,088	3,222,232

Operating Expenses
Selling and marketing expenses	19,177	27,917	588,963	36,524
General and administrative expense	1,750,138	1,744,722	5,193,108	3,366,492
Rent expense-related party	38,731	35,984	128,921	47,912
Depreciation and amortization expense	62,978	82,741	188,934	144,028
Total Operating Expense	1,871,024	1,891,364	6,099,926	3,594,956

Income(loss) from Operations	(1,128,837)	(409,562)	(3,630,838)	(372,724)

OTHER INCOME (EXPENSE)
Other Income (Expense)	(130)	(16,597)	49,008	(8,142)
Interest Income	66,255	52,700	180,171	150,808

TOTAL OTHER INCOME	66,125	36,103	229,179	142,666

NET INCOME (LOSS)	$(1,062,712)	$(373,459)	$(3,401,659)	$(230,058)

Earnings (Loss) Per Share
Basic and Diluted Common Share	$(0.11)	$(0.05)	$(0.37)	$(0.03)

Weighted- Average Common Shares Outstanding, Basic and Diluted	9,806,226	7,933,478	9,239,293	7,738,540

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Retained Earnings	Total

Balance, December 31, 2023	3,640,000	$364	4,000,000	$400	$32,523	$6,656,825	$6,690,112
Distributions March 31, 2024						(50,434)	(50,434)
Imputed Interest	-	-	-	-	8,299		8,299
Net Income March 31, 2024						113,395	113,395
Balance, March 31, 2024	3,640,000	$364	4,000,000	$400	$40,822	$6,719,786	$6,761,372
Distributions June 30, 2024	-	-	-	-	-	(793,849)	(793,849)
Imputed Interest	-	-	-	-	8,299	-	8,299
Ne income June 30,2024	-	-	-	-	-	30,006	30,006

Balance, June 30, 2024	3,640,000	$364	4,000,000	$400	$49,121	$5,955,943	$6,005,828
Distributions September 30, 2024						(18,377)	(18,377)
Issuance of Common stock for services	360,000	36	-	-	359,964	-	360,000
Imputed Interest	-	-	-	-	8,390	-	8,390
Net Loss September 30, 2024	-	-	-	-	-	(373,459)	(373,459)
Balance, September 30,2024	4,000,000	$400	4,000,000	$400	$417,475	$5,564,107	$5,982,382
Balance, December 31, 2024	4,000,000	$400	4,000,000	$400	$425,136	$5,903,823	$6,329,759

Contributions March 31, 2025	-	-	-	-	-	1,000	1000
Proceeds from Issuance of Common stock, net	1,250,000	125	-	-	4,667,511	-	4,667,636
Net Income March 31, 2025						30,307	30,307
Balance, March 31, 2025	5,250,000	$525	4,000,000	$400	$5,092,647	$5,935,130	$11,028,702
Proceeds from Exercise of Warrants	100,500	10	-	-	552,740	-	552,750
Common Stock Issued for Services	146,400	15	-	-	910,593	-	910,608
Net Loss June 30,2025	-	-	-	-	-	(2,369,254)	(2,369,254)
Balance , June 30, 2025	5,496,900	$550	4,000,000	$400	$6,555,980	$3,565,876	$10,122,806
Proceeds from Exercise of Warrants	469,800	47	-	-	2,583,853	-	2,583,900
Net Loss September 30, 2025						(1,062,712)	(1,062,712)
Balance , September 30, 2025	5,966,700	$597	4,000,000	$400	$9,139,833	$2,503,164	$11,643,994

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,401,659)	$(230,058)
Adjustments to reconcile Net Income (loss) to Net Cash provided by (used in) operations:
Depreciation Expense	188,934	144,028
(Gain) loss on sale of fixed asset	(10,000)	-
Shares Issued for Services	910,608	360,000
Imputed Interest	-	24,988
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	(148,649)	3,931,140
Contract Assets	(186,360)	(861,340)
Prepaid Expenses	34,172	17,068
Accounts Payable	181,288	1,061,384
Accrued Expenses	41,508	(656,180)
Contract Liabilities	(454,367)	351,110
Lease Liabilities	12,205	2,797
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,832,320)	4,144,937
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Deposit on Investment	(25,000)	-
Cash Received from sale of Fixed Asset	10,000	-
Cash Paid for Class A common stock	(1,000,000)	-
Cash Paid for purchased of Fixed Assets	(56,350)	(750,614)
NET CASH USED IN INVESTING ACTIVITIES	(1,071,350)	(750,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net	4,667,636	-
Proceeds from Exercise of Warrants	3,136,650	-
Shareholder (Distributions) Contributions	1,000	(862,660)
CASH PROVIDED BY (USED FOR) FOR FINANCING ACTIVITIES	7,805,286	(862,660)
NET INCREASE (DECREASE) IN CASH	3,901,616	2,531,663
CASH AT BEGINNING OF PERIOD	2,696,183	1,236,744
Cash at end of period	$6,597,799	$3,768,407

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$-	$-
Non-Cash Financing
Addition of lease during the period	$-	$908,705

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

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the nine months ended September 30, 2025 and September 30, 2024 and for the year ended December 31, 2024.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2025 and December 31, 2024, the cash balance in excess of the FDIC limits was $6,097,799 and $2,196,183 respectively.

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

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 69.6% and 81% of revenue for the periods ended September 30, 2025 and September 30, 2024 respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to cost method. The Residential segment of JFB Construction represents 20% and 19% of revenue for the periods ended September 30,2025 and September 30, 2024 respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. The Real Estate Development segment of JFB Construction represents 10.4% and 0% of revenue for the periods ended September 30,2025 and September 30, 2024 respectively.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $135,236 as of September 30, 2025 and December 31, 2024 respectively. The contract receivable balance was $3,195,904 on September 30, 2025 and $3,047,255 on December 31, 2024.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets because they have future economic benefits and are expensed at the time the benefits are realized. The prepaid expenses balance was $132,355 and $166,527 at September 30, 2025 and December 31, 2024, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $588,963 for the nine months ended September 30, 2025 and $36,524 and for the nine months ended September 30, 2024.

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

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years
Leasehold Improvements	7 years

	09/30/2025	12/31/2024
Field Equipment	114,206	114,206
Computer Equipment	6,911	6,911
Vehicles	837,230	819,599
Office Equipment	2,076	2,076
Leasehold Improvements	601,438	589,525
	1,561,861	1,532,317
Less accumulated depreciation	(672,515)	(510,387)
Net Property and Equipment	$889,346	$1,021,930

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

Depreciation expense during the nine months ended September 30,2025 and September 30, 2024, was $188,934 and $144,028 respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2025 the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ending September 30, 2025 and the year ended December 31, 2024, was $1,399,974 and $1,213,614, respectively. The contract liability for the nine months ended September 30, 2025, and the year ended December 31, 2024, was $179,427 and $633,794, respectively. The allowance for doubtful accounts was $135,236 as of September 30, 2025 and December 31, 2024. The contract receivable balance was $3,195,904 as of September 30, 2025 and $3,047,255 as of December 31, 2024.

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

Segment information is as follows:

For the nine months ended September 30, 2025	Commercial	Residential	Real Estate Development	Consolidated
Sales	$8,330,410	$2,950,585	$3,301,674	$14,582,669
Cost of Goods Sold	$6,784,956	2,613,906	2,714,719	12,113,581
Gross Profit (Loss)	1,545,454	336,679	586,955	2,469,088

Operating Expenses
Selling & Marketing Expenses	340,420	118,971	129,572	588,963
General & Administrative Expenses	2,980,844	1,049,008	1,163,256	5,193,108
Rent expense-related party	73,743	26,042	29,136	128,921
Depreciation and amortization expense	108,070	38,165	42,699	188,934
Total Operating Expense	3,503,077	1,232,186	1,364,663	6,099,926

Income (loss) From Operations	(1,957,623)	(895,507)	(777,708)	(3,630,838)

OTHER INCOME (EXPENSE)
Other Income (expenses)	28,130	9,900	10,978	49,008
Interest Income	103,418	36,395	40,358	180,171

TOTAL OTHER INCOME	131,548	46,295	51,336	229,179

NET INCOME (LOSS)	$(1,826,075)	$(849,212)	$(726,372)	$(3,401,659)

For the nine months ended September 30, 2024	Commercial	Residential	Real Estate Development	Consolidated
Sales	$11,124,573	$4,844,162	-	15,968,735
Cost of Goods Sold	8,871,294	3,875,209	-	12,746,503
Gross Profit (Loss)	2,253,279	968,953	-	3,222,232

Operating Expenses
Selling & Marketing Expenses	25,567	10,957	-	36,524
General & Administrative Expenses	2,342,170	1,024,322	-	3,366,492
Rent Paid- Related Party	47,912	-	-	47,912
Depreciation and amortization expense	100,820	43,208	-	144,028
Total Operating Expense	2,516,469	1,078,487	-	3,594,956

Loss From Operations	(263,190)	(109,534)	-	(372,724)

OTHER INCOME (EXPENSE)
Other Income (Expenses)	(5,699)	(2,443)	-	(8,142)
Interest Income	105,566	45,242	-	150,808

TOTAL OTHER INCOME	99,867	42,799	-	142,666

NET INCOME (LOSS)	$(163,323)	$(66,735)	-	$(230,058)

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

Total rent expense was $128,921 for the nine months ended September 30, 2025, and $47,912 for the nine months ended September 30, 2024. The Company has a lease liability recorded of $725,858 as of September 30, 2025.

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

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $725,858 at period ended September 30, 2025.

Note 6 – Income Taxes

JFB has elected to be taxed as an “C” Corporation under the provisions of the Internal Revenue Code (the “Code”). Under this provision, the Company is directly responsible for the calculation and payment of federal corporate income taxes on its taxable income, as determined in accordance with the code and relevant regulations.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Sales and Accounts Receivable

There was no concentration of sales and accounts receivable for the Company for the nine months ended September 30,2025

During the years ended December 31, 2024 one (1) franchised totaled 41% of sales, and one (1) customer totaled 63% accounts receivable, respectively.

The Company performs ongoing credit valuations on its customers and management believes that the financial viability of these customers its sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the nine months ended September 30, 2025, and the year ended December 31, 2024.

Note 8 – Related Party Transactions

On December 17, 2019, JFB received a loan from Capo 7, LLC. The balance is due on demand and does not contain an interest rate. The current balance on the loan is $0. Joseph F. Basile III, our Chief Executive Officer, owns Capo 7, LLC. This balance was due on demand and does not contain an interest rate. The loan balance was repaid on December 23, 2024.

On August 4, 2021 we entered an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100% of the entity. The contract was a cost plus 5% model. During the nine months’ period ended September 30,2025 and September 30,2024 we incurred $0 and $1,879,116 in billable expenses and received $0 and $1,884,014 as Construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5% when we renewed the lease in December 2023. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This facility is still being occupied during the transition to our new headquarters but may be terminated should the landlord identify new tenants. Total rent expense under this related party agreement was $0 for the nine months ended September 30, 2025 and $30,341 for the nine months ended September 30, 2024.

On March 14,2024 we were awarded a $21mm project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. On or about September 1,

2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30,2024. Construction on the project commenced on June 1, 2025, with site preparation currently underway. Site work is expected to continue over the next five months as part of the initial development phase. As of September 30,2025, the Company has recorded $1,209,337 in related party sales associated with this project, along with $1,088,482 in related party cost of goods sold.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. We presently occupy approximately 4,473 square feet of the building’s approximately 8,991 square feet. We have an option to purchase the entire property for $4,250,000 until December 1, 2024. The building was never acquired. Total rent expense under this related party agreement was $128,921 and $47,912 for the nine months ended September 30,2025 and September 30, 2024 respectively.

On April 30, 2024, Joseph F. Basile III gifted 40.625 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.3125 shares of common stock in the JFB Subsidiary to another individual. Lisa Ann Basile, Joseph F. Basile III’s mother, is the trustee with control over The Basile Family Irrevocable Trust.

On May 1, 2025, the Company entered into a Construction agreement as general contractor and co-developer for a new Courtyard by Marriott hotel in Olive Branch, Mississippi. The project includes the development of a 117- room hotel. As of September 30, 2025, the Company recognized revenue of $1,186,657 and associated cost of goods sold of $942,392 related to this project.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the nine months ended September 30, 2025 and September 30, 2024, the distributions were $0 and $862,660 respectively. At times the CEO of the Company, makes contributions to the company. For the nine months ended September 30,2025 the contributions were $1,000. There were $0 Contributions for the nine months ended September 30,2024.

On September 5, 2025, the Company deposited $25,000 into an escrow account to facilitate a 45-day review period for a potential construction project involving a related party. The funds were intended to allow the Company sufficient time to evaluate the scope of work and obtain approval from the Audit Committee. The deposit is fully refundable should the project not proceed. This transaction is considered a related party arrangement as one of the Company's directors owns the land on which the proposed project would be developed.

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

As of December 31, 2024, there was on-going litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company has filed a lien on the property and is awaiting a court date to proceed with foreclosure on the property.. However, the case was settled on March 19, 2025, and the company has received a settlement amount of $39,138.

Note 11 – Equity

The Company is authorized to issue up to 200,000,000 shares of all classes of stock. 10,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 190,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 186,000,000 shares of the common stock designated as “Class A Common Stock” and 4,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of September 30, 2025, and December 31,2024 5,966,700 and 4,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock have been issued.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the nine months ended September 30, 2025 and September 30, 2024, the distributions were $0 and $844,283 respectively. At times the CEO of the Company, makes contributions to the company. For the nine months ended September 30,2025 the contributions were $1,000. There were $0 Contributions for the nine months ended September 30,2024.

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

As of September 30, 2025, the company has 818,300 warrants outstanding, each entitling the holder to purchase one common share of the company at an exercise price of $5.50. The warrants expire 5 years from the date of issuance. The company has estimated the relative fair value of the outstanding warrants at $440,304using the Black-Sholes option pricing model. As of September 30,2025 the Company had received $3,136,650 in proceeds from exercised warrants.

Note 12 – Subsequent Event

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, based on this evaluation, management has determined that a material subsequent event occurred;

On October 2,2025 the Company closed on a securities purchase agreement with American Ventures LLC, Series XIV as the sole investor for a private investment in public equity (PIPE) financing that has resulted in gross proceeds to the Company of approximately $43,895,000, before deducting placement agent fees and offering expenses. The Company has used $12,000,000 of the net proceeds from the offering to retire the Company's Class B Common Stock, par value $0.0001, owned by Joseph F. Basile III, the Company's Chief Executive Officer, pursuant to a Share Redemption Agreement. Pursuant to the terms of the securities purchase agreement, the Company has sold an aggregate of 4,389,500 shares of its Series C Convertible Preferred Stock, par value $0.0001 per share, stated value $10 per share, convertible into 8,068,933 shares of common stock par value$0.0001, at a conversion price $5.44 per share of Series C Convertible Preferred Stock, 8,068,933 Common Warrant A exercisable price of $5.75, 8,068,933 Common Warrant B exercisable price of $6.25.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements considers events through November 14, 2025 the date that the financial statements were available to be issued.

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

None.

Our Financial Position

For the three Months Ended September 30, 2025 Compared to three Months Ended September 30, 2024

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three Months Ended September 30		Change
	2025	2024	$ Amount
Revenues	$4,983,868	$7,915,059	$(2,931,191)
Cost of revenues	4,241,681	6,433,257	(2,191,576)
Gross profit	742,187	1,481,802	(739,615)
Operating expenses:
Selling and marketing expense	19,177	27,917	(8,740)
General and administrative	1,750,138	1,744,722	5,416
Rent expense-related party	38,731	35,984	2,747
Depreciation and amortization expense	62,978	82,741	(19,763)
Total operating expenses	1,871,024	1,891,364	(20,340)
Income(loss) from operations	(1,128,837)	(409,562)	(719,275)
Other income (expense):
Other income, (Expenses)	(130)	(16,597)	16,467
Interest income	66,255	52,700	13,555
Total other income (expense), net	66,125	36,103	30,022
Net income (Loss)	$(1,062,712)	$(373,459)	$(689,253)

Revenues.

Revenues decreased by $2,931,191, or 37%, to approximately $4,983,868 in the three months ended September 30, 2025 from approximately $7,915,059 for the nine months ended September 30, 2024. The decrease in revenue was principally driven by a decline in the number of new contracts awarded and new project commencements compared to the same period the previous year. Notably, the Company experienced significant setbacks due to prolonged permit processing times, which postponed the start of multiple projects that were originally scheduled to begin within the reporting period.

Cost of revenues

Cost of revenues decreased by $2,191,576, or 34%, to approximately $4,241,681 in the three months ended September 30, 2025 from approximately $6,433,257 for the three months ended September 30, 2024. The decrease in costs of revenue was primarily due to the decline in revenue during the period. As fewer new contracts were awarded and commencement slowed, the volume of work performed and materials procured decreased accordingly.

Gross profit

Our gross profit decreased by $739,615, or 50%, to $742,187 in the three months ended September 30, 2025 from $1,481,802 in the three months ended September 30, 2024. The decrease in the gross profit was primarily attributable to the higher increase of cost of goods which includes material cost and subcontractor expenses.

Selling and marketing expenses

Our selling and marketing expenses decreased by $8,740, or 31.3%, from $19,177 in the three months ended September 30, 2025 to $27,917 in the three months ended September 30, 2024, primarily due to reduced marketing activities and lower promotional spending during the three months ended September 30, 2025 compared to three months ended September 30, 2024.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $5,416, or 31%, to approximately $1,750,138 in the three months ended September 30, 2025 from approximately $1,744,722 in the three months ended September 30, 2024. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 35% and 22% of our total revenue for the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $19,763, or 23.8%, to $62,978 in the three months ended September 30, 2025 from $82,741 in the three months ended September 30, 2024, primarily due to the sale of certain long-live assets, which resulted in a lower depreciable asset base.

Interest expenses

Our other income increased by $16,467, or 99%, to $(130) in the three months ended September 30, 2025 from $(16,597) in the three months ended September 30, 2024. The increase in our other income was primarily attributable to the Company's improved financial strategy to enhance ancillary revenue streams.

Interest income

Our interest income increased by $13,355, or 25.7%, to $66,255 in the three months ended September 30, 2025 from $52,700 in the three months ended September 30, 2024. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $689,253, or 185%, to $(1,062,712) in the three months ended September 30, 2025 from $(373,459) in the three months ended September 30, 2024, primarily due to a contraction in revenue streams combined with persistently high general and administrative expenses.

For the Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the nine months ended September 30		Change
	2025	2024	$ Amount
Revenues	$14,582,669	$15,968,735	$(1,386,066)
Cost of revenues	12,113,581	12,746,503	(632,922)
Gross profit	2,469,088	3,222,232	(753,144)
Operating expenses:
Selling and marketing expense	588,963	36,524	552,439
General and administrative	5,193,108	3,366,492	1,826,616
Rent expense-related party	128,921	47,912	81,009
Depreciation and amortization expense	188,934	144,028	44,906
Total operating expenses	6,099,926	3,594,956	2,504,970
Income(loss) from operations	(3,630,838)	(372,724)	(3,258,114)
Other income (expense):
Other income, (Expenses)	49,008	(8,142)	57,150
Interest income	180,171	150,808	29,363
Total other income (expense), net	229,179	142,666	86,513
Net income (Loss)	$(3,401,659)	$(230,058)	$(3,171,601)

Revenues.

Revenues decreased by $1,386,066, or 8.7%, to approximately $14,582,669 in the nine months ended September 30, 2025 from approximately $15,968,735 for the nine months ended September 30, 2024. The decrease in revenue was principally driven by a decline in the number of new contracts awarded and new project commencements compared to the same period the previous year. Notably, the Company experienced significant setbacks due to prolonged permit processing times, which postponed the start of multiple projects that were originally scheduled to begin within the reporting period.

Cost of revenues

Cost of revenues decreased $632,922, or 5%, to approximately $12,113,581 in the nine months ended September 30, 2025 from approximately $12,746,503 for the nine months ended September 30, 2024. The decreased was primarily due to the Company's efforts to optimize procurement strategies. By broadening its vendor base and actively negotiating more competitive pricing.

Gross profit

Our gross profit decreased by $753,144, or 23.3%, to $2,469,088 in the nine months ended September 30, 2025 from $3,222,232 in the nine months ended September 30, 2024. The decrease in the gross profit was primarily attributable to the decrease in revenue. The reduction in revenue outpaced any corresponding decrease in cost of revenue, resulting in compressed profit margins.

Selling and marketing expenses

Our selling and marketing expenses increased by $552,439, or 1,512%, from $588,963 in the nine months ended September 30, 2025 to $36,524 in the nine months ended September 30, 2024, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $1,826,616, or 54%, to approximately $5,193,108 in the nine months ended September 30, 2025 from approximately $3,366,492 in the nine months ended September 30, 2024. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 35.6% and 21% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $44,906, or 31%, to $188,934 in the nine months ended September 30, 2025 from $144,028 in the nine months ended September 30, 2024, primarily due to expansion of the company’s asset base, including the acquisition of additional Company vehicles, has contributed to the higher depreciation expense. The increase in depreciation and amortization expenses reflects the Company ongoing investment in its asset base, which the Company believes is important for supporting long-term growth and operational effectiveness.

Interest expenses

Our other income increased by $57,150, or 701%, to $49,008 in the nine months ended September 30, 2025 from $(8,142) in the nine months ended September 30, 2024. The increase in our other income was primarily attributable to the settlement of a lawsuit with one of our clients.

Interest income

Our interest income increased by $29,363, or 19%, to $180,171 in the nine months ended September 30, 2025 from $150,808 in the nine months ended September 30, 2024. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $3,171,601, or 1,378%, to $(3,401,659) in the nine months ended September 30, 2025 from $(230,058) in nine months ended September 30, 2024, primarily due to an increase in our general and administrative expenses, including professional fees, insurance cost, marketing efforts and overhead associated with operational growth.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	Nine Months Ended September 30
	2025	2024
Net cash provided by operating activities	$(2,832,320)	$4,144,937
Net cash used in investing activities	(1,071,350)	(750,614)
Net cash provided by (used in) financing activities	7,805,286	(862,660)
Net (decrease) increase in cash	3,901,616	2,531,663
Cash, beginning of the period	2,696,183	1,236,744
Cash, end of the period	$6,597,799	$3,768,407

Operating Activities

Net cash provided by operating activities was $(2,832,320) in the nine months ended September 30, 2025, compared to cash provided in operating activities of approximately $4,144,937 in the nine months ended September 30, 2024. This is a 168% decrease primarily driven by operating losses. The decline reflects the impacts of lower net income, along with sustained levels of general and administrative expenses.

Investing Activities

Net cash used in investing activities was $(1,071,350) in the nine months ended September 30, 2025, compared to net cash used in investing activities of $(750,614) in the nine months ended September 30, 2024. The increase in net cash used in investing activities was primarily attributable to the Company's strategic investments in property, equipment, and other long-term assets to support future growth and operational capacity.

Financing Activities

Net cash provided by financing activities was $7,805,286 in the nine months ended September 30, 2025, compared to net cash used by financing activities of $(862,660) in the nine months ended September 30, 2024. The increase in net cash used in financing activities in the nine months ended September 30, 2025 was primarily attributable to the net proceeds of $4,667,636 from its completed Initial Public Offering (IPO) and $3,136,500 in net proceeds from exercised warrants.

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

Working Capital

As of September 30, 2025, we had cash of approximately $6,597,799. Our current assets were approximately $11,326,032 including approximately $3,195,904 in accounts receivable, approximately $1,399,974 in contract assets, $132,355 in prepaid expenses, and our current liabilities were approximately $2,310,037 including $1,283,974 in accounts payable, $179,427 contract liabilities, $725,858 in lease liabilities which resulted in a positive working capital of $9,015,995.

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

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the nine months ended September 30, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Significant estimates for the nine months ended September 30, 2025, and 2024, respectively, include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2024.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a) Item 5.02 Departure of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 30, 2025, pursuant to the approval of the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, the Company issued, under the 2024 Equity Incentive Plan, shares of the Company’s common stock registered under the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2025, as follows: (i) 60,000 shares to Joseph Basile, Chief Executive Officer and Chairman; and (ii) 25,000 shares to Ruben Calderon, Chief Financial Officer.

Item 8.01. Other Events.

On September 30, 2025, pursuant to the approval of the Board, upon the recommendation of the Compensation Committee of the Board, the Company issued, under the 2024 Equity Incentive Plan, shares of the Company’s common stock registered under the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2025, as follows: (i) 10,000 shares to Jamie

Zambrana, Director; (ii) 10,000 shares to Nelson Garcia, Director; (iii) 10,000 shares to Miklos Gulyas, Director; (iv) 10,000 shares to Bjarne Borg, Director; (v) 10,000 shares to Christopher Melton Director; and (vi) 10,000 shares to David Clukey, Director.

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

JFB CONSTRUCTION HOLDINGS

Dated: November 14, 2025	By:	//s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer (Principal Executive Officer)

Name	Title	Date

/s/ Joseph F. Basile III
Joseph F. Basile II	Chief Executive Officer and Director	November 14, 2025

/s/ Ruben Calderon	Principal Executive Officer
Ruben Calderon	Chief Financial Officer	November 14, 2025

/s/ Nelson Garcia	Principal Financial officer, Principal Accounting Officer
Nelson Garcia	Director	November 14, 2025

/s/ Bjarne Borg
Bjarne Borg	Director	November 14, 2025

/s/ Christopher Melton
Christopher Melton	Director	November 14, 2025

/s/ David Clukey
David Clukey	Director	November 14, 2025

/s/ Miklos Gulyas	Director
Miklos "John" Gulyas