Form 10-K
period 2025-12-31
JFB Construction Holdings
filed 2026-03-31
CIK 2024306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price as of June 30,2025 of $6.70 per share, the last business day of the Registrant's most recently completed fourth quarter, was approximately $12,440,230.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2026 was 14,207,900.

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

PART I

Item 1. Business.

Company Overview and History

JFB Construction Holdings (“JFB”, “we”, the “Company”) is a commercial and residential real estate construction and development company. The Company’s management is dedicated to delivering high-quality services to commercial and residential markets, such as retail corporate buildouts, multifamily community developments and luxury residential homes, with a focus on fostering long-term relationships with clients, partners, and communities. Our comprehensive suite of services encompasses everything from initial project planning and design to the final stages of construction and project management.

On May 28, 2014, Mr. Joseph F. Basile, III formed JFB Construction & Development Inc., a Florida corporation (the “JFB Subsidiary”). At the time of the formation, Mr. Basile held one hundred percent (100%) of the issued and outstanding shares of the JFB Subsidiary. Our headquarters is located in Lantana, Florida.

On April 9, 2024, Mr. Basile formed JFB Construction Holdings, a Nevada corporation, to create a parent holding company of the JFB Subsidiary, which currently serves as the Company’s operational entity. On July 18, 2024, all shareholders of the JFB Subsidiary entered into a Contribution and Exchange Agreement (the “Contribution and Agreement”) with JFB Construction Holdings to exchange their shares in the JFB Subsidiary for shares of JFB Construction Holdings. 200 shares of the JFB Subsidiary’s common stock were exchanged for 7,279,998 shares of our Class A Common Stock and 8,000,000 shares of our Class B Common Stock to JFB Subsidiary’s three shareholders. As a result, JFB Subsidiary became a wholly owned subsidiary of JFB Construction Holdings (the foregoing transactions are collectively referred to herein as the “Reorganization”).

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

Corporate Growth and Expansion

Management believes we will leverage our established industry relationships, experience operating in various jurisdictions and navigating complex construction regulations to meet our growth objectives of continuing to expand our market throughout more of the United States and successfully winning bids for larger construction projects. The Company intends to focus its business in states with increased population and GDP growth, such as Florida, Texas and South Carolina. However, as we expand into new territories, our reputation for excellence will be less known by new clients and we will need to compete with other construction companies that may have been operating in a given region for years and already have built up reliable networks of clients, vendors, contractors, and other market participants. We believe our ability to rely on our relationships within the franchise industry and more generally the real estate development industry should offset some of this potential risk, however by continuing to build on our experience and proven track record.

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

We have extensive experience building and remodeling hundreds of franchise locations for corporate franchisors and franchisees for national, fast expanding brands, including Orange Theory Fitness, European Wax Center, Massage Envy, Planet Fitness, V/O Medspa, Arby’s, Tropical Smoothie Cafe, Amazing Lash Studio, Starbucks, Swthz and Save-A-Lot. For our franchise clients, we offer interior remodeling, space optimization, and the integration of advanced design to create functional and attractive retail environments. The Company expects consistent and reliable revenue for this division based on established relationships and clients affiliated with reputable name brands. Should such relationships be compromised or key individuals leave their positions with franchisors, our consistent revenue sources could be adversely impacted. However, the departure of key individuals may create new opportunities with the franchisors these individuals transition to. We intend to continue to utilize our commitment to quality craftsmanship, attention to detail, and customer satisfaction to set us apart in this market. Should the quality of our workmanship suffer through poor project management or quality control, our reputation may be impacted, reducing our ability to attract new clients or retain past clients. Payments are due within 30 days of invoice, aligning with project milestones to ensure cash flow and maintain project pace. Management believes JFB Construction’s unique selling proposition lies in our ability to tailor solutions to meet the specific needs of each client, familiarity of the needs of our clients within the franchise construction niche, and delivering projects on time and within budget. Further, we attempt to offer efficient and economical solutions for our client’s expanding franchisee and franchisor businesses by allowing them to utilize the same contractor for many of their franchise locations.

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

Residential Construction Segment

Our residential construction segment focuses on custom home builds, in addition to certain remodeling projects primarily in the South Florida region with a focus on superior craftsmanship and attention to detail. Some of our luxury residential projects also include state of the art equestrian facilities. In 2025, we focused more on growth of this segment to continue to diversify our service offerings. Our relationships with architects, engineers and designers create opportunities for these projects and we will continue to foster these relationships to continue growth in this division.

Strategic Goals

In addition to our expansion into key states such as Florida, Texas, and South Carolina, we have set forward-looking strategic milestones—including targeted market penetration rates, phased rollouts, and revenue growth objectives over the next 12 to 24 months—to overcome regional brand recognition challenges and establish a robust presence in these markets.

Recent Developments

Pursuant to a forward stock split (the “Forward Split”) announced on March 10, 2026, the total number of shares of Common Stock held by each stockholder were converted automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to the Forward Split multiplied by two, with distribution occurring on March 25, 2026.

On February 17, 2026, we announced that we entered into a definitive Business Combination Agreement with XTEND Operating Systems Ltd. (“XTEND”), an AI‑driven, software‑first defense technology company focused on human‑guided autonomy for unmanned systems. Under the agreement, JFB will combine with XTEND in an all‑stock transaction and, following closing, the combined company is expected to operate under the name XTEND AI Robotics and to trade on Nasdaq under the ticker “XTND.” The transaction was unanimously approved by the Boards of Directors of both companies. Closing is subject to customary conditions, including stockholder approvals and regulatory clearances, and is expected to occur in 2026. JFB and XTEND entered into an amendment to the Business Combination Agreement on March 21, 2026. Further details, including the transaction structure, governance, and anticipated strategic benefits, are described in our Current Report on Form 8‑K (including the Business Combination Agreement filed as an exhibit) and our subsequent communication filed pursuant to Rule 425.

On February 13, 2026, we entered into a private placement of our Class A common stock, issuing 1,604,000 shares at a price of $6.25 per share for aggregate gross proceeds of approximately $10.025 million. The offering was made to accredited investors and was disclosed in our Current Report on Form 8‑K.

On October 2, 2025, we closed a private investment in public equity (PIPE) financing with American Ventures LLC, Series XIV JFB, issuing an aggregate of 4,389,500 shares of our Series C Convertible Preferred Stock (stated value $10.00 per share), together with two series of warrants. Gross proceeds from the financing were approximately $43.9 million before fees and expenses, as described in our Current Report on Form 8‑K and accompanying press release furnished as an exhibit.

On February 13, 2026, Bjarne Borg resigned from his position as a member of the Board of Directors of JFB Construction Holdings and from all committees of the Board, effective immediately. Mr. Borg’s resignation was not because of any disagreement with management or the Board on any matter relating to the Company’s operations, policies or practices.

On February 13, 2026, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed Stefan Passantino to replace Mr. Borg and serve as a member of the Board, effective immediately. The Board also appointed Mr. Passantino to serve on the following committees of the Board: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, Mr. Passantino will serve as the Chairman of the Compensation Committee. The Board affirmatively determined that Mr. Passantino is an independent director within the meaning of the Nasdaq listing standards.

Forward‑looking statements in this “Recent Developments” section are subject to risks and uncertainties, including those described under “Risk Factors” and elsewhere in this Annual Report and in our SEC filings, including with respect to the timing and completion of the proposed XTEND transaction, required approvals, integration risks, financing, market conditions, and other factors. Additional information about the XTEND transaction, including important risk factors and the terms of the Business Combination.

Corporate History

Business Segments

We provide a comprehensive range of services within the construction and development industries for both the residential and commercial segments. Each segment offers distinct opportunities for growth and presents unique challenges that JFB Construction navigates. Currently, we have twenty-four construction projects, which includes twenty projects actively under construction and another four under contract awaiting permitting or similar impediments. More specifically, these projects consist of fifteen commercial projects and six residential projects, which includes three larger scale real estate development projects.

Commercial Construction Segment

From ground-up developments to renovations and tenant improvements, we specialize in delivering high-quality commercial construction projects across various commercial sectors. This segment encompasses a wide range of projects, including office buildings, retail centers, hospitality establishments, and industrial facilities. The commercial segment, which includes two divisions, a franchise construction division and a general commercial construction division, represents a significant portion of JFB Construction’s revenue including approximately 50% for year ending December 31,2025 and 78% for year ending December 31,2024. .

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

We also build ground-up commercial buildings. This includes site evaluation, aiding in architectural design and engineering, and construction of the building itself. Our approach ensures that the final product meets the functional and aesthetic requirements of modern businesses, while also adhering to budget and timeline constraints. We began building for Sweathouz Corporation and successfully completed three projects for them in 2025.

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

Overall, according to Construct Connect news, their experts predict that the Commercial Construction industry will have modest growth in 2026 and beyond Further, nonresidential construction spending is projected to increase by over 4% in 2026 according to the American Institute of Architects. However, there is less encouraging information related to traditional office and retail sectors which are declining based on consumer trends and work from home initiatives. JFB will continue to monitor these trends as they occur and will consider shifting resources to adapt by focusing markets and regions where continued growth is projected.

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

Residential Construction Segment

With a focus on quality craftsmanship, we undertake residential construction and development projects that prioritize modern living spaces and contribute to vibrant communities. With the increasing demand for housing driven by population growth and urbanization, the residential development segment presents business opportunities for JFB Construction. According to the U.S. Census Bureau, Florida was one of the fastest-growing economies in the country. Florida has also been one of the fastest growing states in terms of population and migration, with 22,517 added in 2025, according to a report issued by the Florida Times. JFB aims to capitalize on the increased GDP and population migration in Florida, which is drawing new residents because of its warmer climate, robust labor market and lack of state income tax, due to increased need for housing. In 2025, residential construction opportunities represent 33% of our revenues. Our expertise in residential construction includes home remodels, luxury single-family homes and equestrian facilities. We are committed to meeting the evolving needs of homeowners and developers by delivering innovative and sustainable housing solutions.

We cater to affluent clients seeking bespoke residences and state of the art equestrian amenities in South Florida. Within this segment, we excel at creating custom-designed homes and remodels that embody elegance, functionality, and the latest in luxury living standards. In parallel, we create equestrian facilities that combine superior architectural design with practical considerations for horse stabling and training. As we move forward, management believes the demand for contractors who specialize in this niche of luxury construction will continue to grow in association with the population growth in this region. Six of our twenty-four current projects are residential construction projects.

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

Real Estate Development Segment

Management believes that an increased focus on larger multi-family residential developments, such as condominiums and townhouses, will help JFB to continue to grow and increase its revenue. Projects, such as our completed 44-unit multi-story residential apartment complex and our recent agreement as the general contractor for a 79-unit townhome development with an additional community clubhouse, and our work to expand the Desoto County High School and the Construction of the Courtyard Olive Branch hotel will be key to our future success because such projects offer the opportunity to participate in larger construction projects that have an opportunity to yield greater revenues. As discussed below, we believe being a public company, with increased access to capital and potentially debt financing, will help enable our company to invest in real estate development projects that are more capital intensive. Further, with the potential to act as the developer and general contractor for development projects, we believe there are opportunities to maximize profits for the Company though efficient control of all aspects of construction projects through our in-house development team. Four of our twenty-four current projects is a real estate development project.

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

Value-add real estate development for shopping centers and similar commercial projects is another area of real estate development the Company intends to invest into. By acquiring underperforming or outdated retail properties, the Company can implement strategic renovations, tenant repositioning, and operational improvements to enhance the property’s value and attract higher-quality tenants. These enhancements can increase rental income and occupancy rates, creating a more attractive asset for future sale or refinancing. Additionally, value-add projects allow the Company to capitalize on trends in consumer behavior, such as incorporating mixed-use elements or adapting spaces for e-commerce and experiential retail. This approach not only increases the asset’s long-term revenue potential but also strengthens the Company’s market position in the competitive commercial real estate sector if the Company is able to properly assess risk and identify well positioned properties.

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

A fixed-price construction contract, also known as a lump sum contract, establishes a set price for the entire project, regardless of the actual costs incurred. This type of contract incentivizes us to manage expenses efficiently, as we bear the risk of cost overruns. For our business, fixed-price contracts provide predictable revenue and streamline budgeting but can result in reduced profit margins if project costs exceed initial estimates. The choice between contract types affects our financial performance, risk management, and client relationships, depending on the nature of the project and market conditions. Additionally, we occasionally utilize fixed-unit price contracts which are similar for fixed-price but involve setting a fixed price per unit of work (e.g., per square foot, per ton of material). The final cost is determined by the actual quantity of units used in the project.

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

Our identification of potentially prosperous projects to bid upon and our ability to accurately bid such projects, primarily related to fixed price contracts, is essential to generating profits as it establishes a realistic budget, protects profit margins, and manages risks effectively. Proper bids ensure all costs, including materials, labor, and contingencies, are accounted for, minimizing the likelihood of cost overruns and unexpected expenses. This precision helps avoid underbidding, which can erode profits, and overbidding, which can lose projects to competitors. Accurate bids also enable efficient resource allocation, maintain cash flow stability, and foster client trust, enhancing a company’s reputation and competitive position. If we are unable to accurately bid fixed price construction projects, it may lead to significant financial losses, strained cash flow, and project delays as unforeseen costs emerge. This misalignment can result in reduced profit margins, disputes with clients, and damage to the company’s reputation, ultimately affecting long-term viability and competitiveness in the market.

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

As of March 31, 2026, we have a total of 22 full-time employees, and one independent contractor. The success of our business depends upon our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. Additionally, the successful operation of our business depends upon engineers, project management personnel, other employees and qualified subcontractors who possess the necessary and required experience and expertise and who will perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel.

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

Our management team has limited experience operating a company with publicly traded shares.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, every quarter, to evaluate the effectiveness of our internal controls and to disclose any changes, deficiencies, or material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, so there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

If we are unable to establish effective internal controls over board and management oversight, our ability to operate as a public company may be impaired, potentially resulting in delisting, penalties, or other adverse consequences that could materially affect our business and stock price. We can give no assurance that the measures we have taken and plan to take in the future will remediate the deficiencies identified or that any additional deficiencies or weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we successfully strengthen our controls and procedures, in the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our business depends on the continued contributions made by Mr. Joseph F. Basile III, our founder, Chairman and Chief Executive Officer. The loss of his services may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our founder, Chairman and Chief Executive Officer, Mr. Joseph F. Basile III. If Mr. Basile cannot serve the Company or is no longer willing to do so, the Company does not have a secession plan in place and may not be able to find alternatives in a timely manner or at all. Further, the Company presently has a limited senior management team, increasing the reliance on Mr. Basile’s contributions. As a result, if Mr. Basile left the Company, it would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future operations as we endeavor to build revenue, but we cannot assure you that we will be able to obtain adequate capital as and when required.

We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of recent offerings and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets.

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

As we expand our operations, we face the challenge of integrating new projects with our existing business. This includes aligning new projects with our current operational standards, managing increased complexity, and ensuring consistent quality across all of our business segments. Any failure in operational integration could disrupt our business and negatively impact on our financial performance. Furthermore, each region and business segment may have distinct regulatory requirements. Ensuring compliance with varying local, state, and federal regulations can be complex and costly. Non-compliance could result in legal penalties, project delays, and reputational damage, adversely affecting our business.

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

We will experience significant risks while attempting to enter the AI Autonomous Robotics market.

Entering the AI autonomous robotics market exposes the Company to substantial strategic, operational, and financial risk that differ meaningfully from our traditional construction and development activities. This sector is characterized by rapid technological change, high R&D costs, and intense competition from well-capitalized technology firms, making it difficult to achieve and maintain a competitive advantage. The regulatory environment for autonomous system is still evolving, creating uncertainty around compliance, safety standards, and potential liability exposure.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

We derive revenue from fixed unit price contracts, cost-plus contracts and lump sum contracts. The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. Cost-plus contracts allow us to be reimbursed for all allowable costs plus a fixed fee. We realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenue exceeds actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our business, financial condition, results of operations and cash flows.

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

We currently maintain all our cash and cash equivalents with one financial institution, and, therefore, our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We currently maintain all our cash and cash equivalents with one (1) financial institution, Seacoast National Bank. As of March 31, 2026, our cash balance in excess of Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit was $7,504,247. Therefore, we may not be able to recover a substantial portion of these cash and cash equivalents, in the event of the failure of any such financial institutions. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions in the future, we are considering diversifying our investments by transferring cash not required for immediate use into short-term treasury bills and also considering transferring a portion of our cash and cash equivalents to other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at three financial institutions. Additionally, we intend to work with our current financial institution to increase the amount of funds held there that are insured by FDIC Insurance. Notwithstanding these efforts, the failure of our financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Increased costs of labor and materials can materially and adversely affect our business, results of operations or financial condition.

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

Recent tariffs and proposed tariffs, including the 25% tariffs on Canadian and Mexican imports and 20% tariffs on Chinese goods encompass essential construction materials such as steel, aluminum, and lumber. While the Company does not purchase materials from these countries, the tariffs may cause delays and shortages in obtaining necessary materials, potentially leading to project delays and increased costs. This could adversely affect our ability to meet project deadlines and contractual obligations and may lead to higher expenses for our projects and could negatively impact our profit margins.

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

Our business operations utilize a variety of cloud-based IT systems. We are dependent on these systems for all commercial transactions, and supply chain and inventory management. Although we (i) have established a firewall for our network, (ii) conduct regular system updates and employee training, (iii) regularly backup our data and (iv) have established appropriate contingency plans to mitigate the risks associated with a failure of our IT systems or a security breach, if one of our key IT systems were to suffer a failure or security breach this could have a material adverse effect on our business, results of operations or financial condition. Further, we rely on third parties for certain IT services. If an IT service provider were to fail or the relationship with us were to end, we might be unable to find a suitable replacement in a timely manner, and our business, results of operations or financial condition could be materially and adversely affected. We continually modify and enhance our IT systems and technologies to increase productivity and efficiency. As new systems and technologies are implemented, we could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to our manufacturing and other business processes. When implemented, the systems and technologies may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on our business, results of operations or financial condition.

We receive and store personal information in connection with human resources operations, marketing efforts and other aspects of our businesses. Additionally, we exchange information with numerous trading partners across all aspects of our operations. Any security breach of our IT systems or those of our dealers, distributors and trading partners could result in disruptions to our operations or erroneous transactions. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships with our clients, lead to claims against us and ultimately materially and adversely affect our business, results of operations or financial condition.

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

We may be unable to obtain or maintain sufficient bonding capacity, which could materially and adversely affect our business.

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

The inability to purchase or lease equipment that is necessary for our operations could severely impact our business. If we lose our supply contracts and receive insufficient supplies from third parties to meet our clients’ needs, or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected.

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

Although none of our employees are currently covered under collective bargaining agreements, our employees or those of our suppliers may elect to be represented by labor unions in the future. If a significant number of our employees or that of our suppliers were to become unionized and collective bargaining agreement terms were significantly different from our or our suppliers’ current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our or that of our suppliers or employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new projects in such markets could materially increase.

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

Our results of operations experience substantial fluctuations from quarter to quarter and year to year. Any negative economic conditions that occur during the months of traditionally higher sales of a given product could have a disproportionate effect on our results of operations for the entire fiscal year. We may also make strategic decisions to deliver and invoice customers at certain dates to lower costs or improve supply chain efficiencies or may be forced to do so because of supply chain issues or disruption. As a result, our results of operations are likely to fluctuate significantly from period to period such that any historical results should not be considered indicative of the results to be expected for any future period. In addition, we incur significant additional expenses in the periods leading up to the beginning of new projects which may also result in fluctuations in our results of operations. Our annual and quarterly gross profit margins are also sensitive to a number of factors, many of which are beyond our control. This seasonality in revenues, expenses and margins, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including major weather events such as hurricanes, geopolitical uncertainty, the cost or availability of raw materials or labor, discretionary spending habits and currency exchange rate fluctuations, could materially and adversely affect our business, results of operations or financial condition.

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

Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events could materially and adversely affect our business, results of operations or financial condition and the market for stocks globally.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest and acts of terrorism, upheavals in international relations, or similar disruptions could materially and adversely affect our business, results of operations or financial condition. These events could result in physical damage to one or more of our properties or construction projects, increases in fuel or other energy prices, temporary or permanent closure of one or more of our projects, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials or building supplies, and disruption to our information systems, and, ultimately, have a material adverse impact on our business, results of operations or financial condition. Further, such events could materially and adversely affect the financial markets. The price of our common stock may decline significantly if such an event were to occur. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our products and services.

We may not have sufficient resources to effectively introduce and market our services and products, which could materially harm our operating results.

Continuation of market acceptance for our existing services and products requires substantial marketing efforts and will require our sales account executives and contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors.

Commercialization of our products and services require us to expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that expanding our own marketing and sales capabilities continues to be required, we may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially and adversely affected.

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

Risks Relating to Our Securities

The existing market for our securities developed very recently, and we do not know whether it will provide you with adequate liquidity.

Prior to our recent offering, there had not been a public market for our securities. We cannot assure you that an active trading market for our common stock will continue, having only developed recently. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The initial public offering price for the shares was determined by negotiations between us and representatives of the underwriters and may not be indicative of prices that will ultimately prevail in the trading market.

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

If, we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

We will incur significantly increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

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

The anti-takeover provisions of the Nevada law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three (3) years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. Our Articles of Incorporation and our Bylaws, may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Board of Directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

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

We have not identified risks from known Cybersecurity threats, including as a result of any prior Cybersecurity incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from Cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board provides strategic oversight on Cybersecurity matters, including material risks associated with Cybersecurity threats. The Board has delegated to the Audit Committee oversight of Cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our Cybersecurity risk management methodology. Our Board and the Audit Committee receive periodic updates from our Chief Financial Officer and more frequently as needed, regarding the overall state of our Cybersecurity preparedness, information on the current threat landscape, and material risks from Cybersecurity threats and Cybersecurity incidents. The Audit Committee and our management team are informed about and monitor the prevention, detection, mitigation, and remediation of Cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

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

Item 2. Properties.

Our corporate headquarters are located at 1300 S. Dixie Highway, Suite B, Lantana, FL 33462 pursuant to a 7-year lease which commenced on March 29, 2024. The monthly rent is $11,928 for approximately 4,473 square feet of office space. The base rent increases by two and one-half percent (2.5%) each year of the lease. On June 1st, the Company amended the lease agreement to lease the entire building, totaling approximately 8,946 square feet, resulting in a total monthly rent obligation of $24,894. This new agreement commenced on January 1, 2026. The property is in good condition and we believe it is sufficient for our business needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock began trading on the Nasdaq Capital Market under the symbol JFB on March 06,2025.

As of March 31,2026, there were approximately 380 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 31, 2026 was $7.29 per share.

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

Preferred Stock

As of December 31, 2025, the Company had 4,389,500 shares of Series C Convertible Preferred Stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is ClearTrust LLC 16540 Pointe Village Dr, Suite 210 Lutz, FL 33558

Recent Sales of Unregistered Securities

During the past three (3) years, we have issued the following common stock. We believe that each of the following issuances was exempt from registration under the Securities Act pursuant to Section4(a)(2) of the Securities Act regarding transactions not involving a public offering, or in reliance on Regulation S under the Securities Act regarding sales by an issuer in offshore transactions. No underwriters were involved in these issuances of common stock.

On April 30th, 2024. Joseph F. Basile III gifted 81.25 shares of Class A Common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.625 shares of common stock in the JFB Subsidiary to another individual.

To effectuate the Reorganization, on July 18,2024, Mr. Basile, The Basile Family Irrevocable Trust, and another shareholder contributed their shares in JFB Construction & Development, Inc to JFB Construction Holdings in exchange for shares of common stock of JFB Construction Holdings. As a result, JFB Construction Holdings issued (1) 730.000 shares of Class A Common Stock and 8,000,000 shares of Class B Common to Mr. Basile, (2) 500,000 shares of Class A Common Stock to The Basile Family Irrevocable Trust, and 50,000 shares of Class A Common Stock to the other shareholder. Accordingly, immediately after the Reorganization, Mr. Basile and Basile Family Irrevocable Trust owned approximately fifty-seven percent (57%) and forty-three percent (43%) of the Common Stock of JFB Construction Holdings, respectively.

On July 19,2024 the Company issued 720,000 shares of the Company's Class A common stock to Chartered Services for assisting the company with various consulting services. These services included the Company's nomination system for all directors and aid in identifying qualified candidates, Review and advise the Company on all documents and accounting systems with GAAP compliance, provide support as a liaison for the Company's third party service providers, and provide business development services. Under this agreement the shares have already been granted and cannot be reclaimed even if the agreement is cancelled with or without cause. There are no required measurable deliverables or milestones as part of this agreement from Chartered Service. The agreement contains customary confidentiality and non-solicitation provisions.

On June 30, 2025, the Company issued a total of 292,800 of its Class A Common Stock to its directors and officers and key employees pursuant to the Company's 2024 Equity Incentive (ESOP) Plan. These awards were granted in recognition of continued service and performance contributions and were issued in accordance with the terms and conditions of the ESOP. The issuance represents a component of the Company's long-term incentive program designed to align management and employee interest with those of shareholders and support the Company's ongoing growth objectives.

On October 2, 2025 the Company entered into a Securities Purchase Agreement with American Ventures LLC, Series XIV JFB for a private investment into public equity (PIPE) of 4,389,500 shares of its Series C convertible Preferred Stock par value $0.0001 per share, stated value of $10.00 per share, convertible into 16,137,866 shares of Common Stock, par value $0.0001, at a conversion price of $2.72 per share of Series C Preferred stock, an aggregate of 16,137,866 warrants to acquire up to 16,137,866 shares of Common Stock, and an aggregate of 16,137,866 warrants to acquire up to 16,137,866 shares of Common Stock.

On December 2, 2025, the Company issued an aggregate 214,960 shares of its Common Stock as non-cash consideration for consulting services. 171,988 shares were issued to Brian Herman and 42,992 shares were issued to Kingswood Capital Partners LLC. The shares were issued book-entry form with transfer restrictions and were valued based on fair market value of the Company's Common Stock on the respective grant dates. The related expense is included in general and administrative fees in the accompanying financial statements.

On February 18,2026 American Ventures entered into a private investment in public equity (PIPE) transaction with the company. 1,604,000 shares of Class A Common Stock were issued at a purchase price of $6.25 per share.

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

Significant estimates for the years ended December 31, 205, and 2024, respectively, include:

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

Results of Operations

For the Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Fiscal Year Ended December 31,		Change
	2025	2024	Amount
Revenues	$30,541,443	$23,087,885	$7,453,558
Cost of revenues	27,391,163	18,053,324	9,337,839
Gross profit	3,150,280	5,034,561	(1,884,281)
Operating expenses:
Selling and marketing expense	1,011,092	51,635	959,457
General and administrative	7,373,892	4,836,781	2,537,111
Depreciation and amortization expense	251,913	179,649	72,264
Total operating expenses	8,804,847	5,068,065	3,736,782
Income from operations	(5,654,567)	(33,504)	(5,621,063)
Other income (expense):
Other income, net	(124,053)	(8,142)	(115,911)
Interest expense	(489)	(32,649)	32,160
Interest income	506,558	193,300	313,258
Total other income (expense), net	382,016	152,509	229,507
Net income	$(5,272,551)	$119,005	$(5,391,556)

Revenues.

Revenues increased by $7,453,558, or 32.3%, to approximately $30.5 million in the year ended December 31, 2025 from approximately $23 million for the year ended December 31, 2024. The increase in revenue was primarily driven by a higher volume of project completions and revenue recognition in the second half of 2025, despite a slowdown in new contract awards earlier in the year. As is typical in the construction industry, JFB experiences significant seasonality, with Q3 and Q4 historically representing the strongest periods for project execution and closeout. Many clients aim to complete construction before year‑end to maximize tax benefits, which results in a concentrated surge of activity and revenue recognition during these quarters. Although inflation and elevated interest rates reduced the number of new contracts awarded in the first nine months of 2025—due to higher material costs, increased financing costs, and client hesitancy to initiate new projects—the company benefited from a robust backlog entering the year. This backlog, combined with improved operational efficiency and timely project delivery, enabled JFB to convert a larger portion of its work-in-progress into recognized revenue during the latter half of 2025. JFB continues to mitigate inflationary and financing pressures through strategic procurement initiatives, supplier diversification, and the evaluation of alternative financing strategies to optimize its capital structure in the current market environment.

Cost of revenues increased $9,337,839, or 51.7%, to approximately $27 million in the year ended December 31, 2025 from approximately $18 million for the year ended December 31, 2024. The increase in cost of revenues was primarily driven by the overall increase in revenue during the period, which resulted in a higher volume of project activity and corresponding direct costs. In addition, rising material prices—particularly for key inputs such as steel, lumber, concrete, and other construction components—further contributed to the increase. Industry‑wide inflation and supply‑chain pressures elevated procurement costs throughout the year, resulting in higher direct project expenditures compared to the prior period.

Gross profit

Our gross profit decreased by $1,884,281, or 37%, to $3.1 million in the year ended December 31, 2025 from $5 million in the year ended December 31, 2024. The decline in gross profit was primarily driven by a significant increase in cost of revenues that outpaced the growth in revenue. Although revenues increased year over year, the projects completed in 2025 carried lower gross margins due to elevated material costs, industry‑wide inflation, and higher pricing for key construction inputs such as steel, lumber, and concrete. These cost pressures reduced the profitability of projects delivered during the period. In addition, the mix of work completed in 2025 included a greater proportion of projects with inherently lower margin profiles, further contributing to the decline in gross profit. As a result, despite higher revenue, the combination of rising direct costs and margin compression led to a reduction in overall gross profitability for the year.

Selling and marketing expenses

Our selling and marketing expenses increased by $959,457, or 1,858%, to $1,011,092 in the year ended December 31, 2025 from $51,635 in the year ended December 31, 2024. The increase was primarily attributable to significant investments made to enhance recognition and visibility of the JFB stock symbol in the marketplace. During the year, the Company expanded its advertising efforts, implemented targeted investor‑awareness campaigns, and launched new marketing initiatives designed to strengthen brand presence and support capital‑markets positioning. These activities resulted in higher promotional, advertising, and outreach costs compared to the prior period.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $2.5 million, or 52%, to approximately $7.3 million in the year ended December 31, 2025 from approximately $4.8 million in the year ended December 31, 2024. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes out IT systems, increasing office staff, office space and investing in new software and tools to enhance efficiency and support our operations. Our general and administrative expenses represented 24% and 21% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $72,264, or 40%, to $251,913 in the year ended December 31, 2025 from $179,649 in the year ended December 31, 2024.The increase was primarily driven by the expansion of the Company’s asset base, including the acquisition of additional Company vehicles and the depreciation associated with the new corporate headquarters leased beginning in 2025. The larger facility and related leasehold improvements contributed to higher depreciation expense during the period. Overall, the increase in depreciation and amortization reflects the Company’s continued investment in infrastructure and operational capacity, which management believes is essential to supporting long‑term growth and improved efficiency.

Other income, net

Our other income increased by $115,911, or 1,424%, to ($124,053) in the year ended December 31, 2025 from ($8,142) in year ended December 31, 2024.The increase was primarily due to the recognition of a bad debt write‑off during the period, which increased other income compared to the prior year. This adjustment reflects the Company’s assessment of uncollectible amounts and the corresponding impact on non‑operating income.

Interest expenses

Our interest decreased increased by $32,160, or 99%, to $489 in the year ended December 31, 2025 from $32,649 in the year ended December 31, 2024. The decrease was primarily attributable to a reduction in bank service charges recorded within interest expense during the current period. Lower fees and reduced banking‑related costs contributed to the significant decline in interest expense year over year.

Interest income

Our interest income increased by $313,258, or 162%, to $506,558 in the year ended December 31, 2025 from $193,300 in the year ended December 31, 2024. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest bearing deposits and cash balances held at Sea Coast Bank. The increase in interest income reflects the Company’s successful efforts to capitalized on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $5,391,556, or 4,530%, to $(5,272,551) in the year ended December 31, 2025 from $119,005 in year ended December 31, 2024. The decrease in net income was primarily driven by a significant increase in cost of revenues, which outpaced the growth in revenue due to higher material costs and margin compression on projects completed during the year. Additionally, increased depreciation and amortization expense resulting from the expansion of the Company’s asset base—including new vehicles and the new corporate headquarters—further contributed to the decline. Higher selling and marketing expenses, largely associated with initiatives to increase recognition of the JFB stock symbol, also impacted profitability. Collectively, these factors led to a substantial reduction in net income despite the overall increase in revenue.

For the Years Ended December 31, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(11,789,888)	$3,481,850
Net cash used in investing activities	(1,266,755)	(817,534)
Net cash provided by (used in) financing activities	35,568,844	(1,204,877)
Net (decreased) increase in cash	22,512,201	1,459,439
Cash, beginning of the period	2,696,183	1,236,744
Cash, end of the period	$25,208,384	$2,696,183

Operating Activities

Net cash used in operating activities was ($11,789,888) in the year ended December 31, 2025, compared to cash provided in operating activities of approximately $3,481,850 in the year ended December 31, 2024. This is a 439% decrease primarily driven primarily by a significant rise in operational expenses associated with the Company’s initial IPO preparations and PIPE transaction activities during the year. These costs included professional fees, legal and accounting services, regulatory readiness, and other transaction‑related expenditures that increased operating outflows. The concentration of these expenses in 2025 materially reduced cash generated from operations and was the primary factor contributing to the overall decline in operating cash flow for the period.

Investing Activities

Net cash used in investing activities was $1,266,755 in the year ended December 31, 2025, compared to net cash used in investing activities of $817,534 in the year ended December 31, 2024. The increase was primarily driven by real estate investments the Company has made as part of its expanded development strategy. During 2025, the Company increased its deployment of capital into new real estate projects and investment opportunities, resulting in higher cash outflows compared to the prior year.

Financing Activities

Net cash provided by financing activities was $35,568,844 in the year ended December 31, 2025, compared to net cash used by financing activities of $(1,204,877) in the year ended December 31, 2024. The increase in net cash used in financing activities is attributed to the PIPE transaction completed on October 2, 2025.

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

Working Capital

As of December 31, 2025, we had cash of approximately $25,208,384. Our current assets were approximately $37,300,878, including approximately $9,243,354 million in accounts receivable, approximately $2,630,561 contract assets, $218,579 in prepaid expenses, and our current liabilities were approximately $2,198,866, including $978,103 accounts payable, $383,869 contract liabilities, which resulted in a positive working capital of $35,102,014.

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

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the years ended December 31, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risks Associated with Our Business

Our business is subject to a number of risk and uncertainties. We believe these factors include, but are not limited to, those more fully described in “Risk Factors”, elsewhere in this annual report. We urge you to read “Risk Factors” beginning on page 9 and this annual report in full. Or summary of significant risks includes, but is not limited, to the following:

•
Our management team has no experience operating a company with publicly traded shares.
•
We lack formalized policies and procedures to ensure adequate board and management oversight of financial reporting, risk management, and regulatory compliance.
•
Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.
•
We currently maintain all our cash and cash equivalents with one financial institution. As of March 31, 2026, our cash balance in excess of FDIC limit at Seacoast National Bank was $7,504,247.
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
•
Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts, and geo-political events could materially and adversely affect our business.
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
•
You may experience substantial dilution in the future.
•
We will incur significantly increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.
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
•
We have broad discretion as to the use of the net proceeds from recent offerings and may not use them effectively.
•
The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of JFB Construction Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JFB Construction Holdings (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in the footnotes to the consolidated financial statements, the Company recognizes revenue on construction projects in which the performance obligation is satisfied over time.

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

The Woodlands, TX

March 31, 2026

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Year Ended
	December 31, 2025	December 31, 2024
ASSETS
Cash	$22,208,384	$2,696,183
Restricted Cash	3,000,000
Contract Receivables	9,243,354	3,047,255
Contract Assets	2,630,561	1,213,614
Prepaid Expenses	218,579	166,527
Contract Assets- Related Party		—
TOTAL CURRENT ASSETS	37,300,878	7,123,579

NET PROPERTY AND EQUIPMENT	996,771	1,021,930

Other Assets- Related Party	50,000	-
RIGHT-OF-USE ASSETS-RELATED PARTY	686,053	819,529

Investment in Class A Common Stock	1,000,000	-

TOTAL ASSETS	$40,033,702	$8,965,038

LIABILITIES
Accounts payable and other payables	$978,103	$1,102,686
Accrued expenses	136,731	79,270
Contract liabilities	383,869	633,794
Related Party Payables		—
Lease liability-related party	700,161	819,529
TOTAL CURRENT LIABILITIES	2,198,864	2,635,279

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 4,389,500 shares issued and outstanding.	439	—
Class A Common stock, $0.0001 par value, 372,000,000 shares authorized; 12,603,900 and 8,000,000 issued and outstanding as of December 31,2025 and December 31,2024	1,260	800
Class B Common stock, $0.0001 par value, 8,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 8,000,000 as of December 31,2024	-	800
Additional paid in Capital	37,200,867	424,336
Accumulated deficit	632,272	5,903,823
Total SHAREHOLDER’S EQUITY	37,834,838	6,329,759

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$40,033,702	$8,965,038

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2025	December 31, 2024
Sales	$24,639,491	$22,183,871
Sales – Related Parties	5,901,952	904,014
Cost of Goods Sold	21,733,180	17,140,993
Cost of Goods Sold – Related Parties	5,657,983	912,331
Gross Profit	3,150,280	5,034,561

Operating Expenses
Selling and marketing expenses	1,011,092	51,635
General and administrative expense	7,373,892	4,836,781
Rent Expense-related party	167,950
Depreciation and amortization expense	251,913	179,649
Total Operating Expense	8,804,847	5,068,065

Income(Loss) from Operations	(5,654,567)	(33,504)

OTHER INCOME (EXPENSE)
Other Income (Expenses)	(124,053)	(8,142)
Interest expense	(489)	(32,649)
Interest Income	506,558	193,300

TOTAL OTHER INCOME	382,016	152,509

NET INCOME (LOSS)	$(5,272,551)	$119,005

Earnings Per Share
Basic and Diluted Common Share	$(0.31)	$0.01

Weighted- Average Common Shares Outstanding, Basic and Diluted	16,968,640	15,608,524

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2025 and 2024

							Additional
	Class A Common Stock		Class B Common Stock		Class C Preferred Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Total
Balance, December 31, 2023	7,280,000	$728	8,000,000	$800			$31,759	$6,656,825	$6,690,112
Distributions 2024	-	-	-	-	-	-	-	(872,007)	(872,007)
Issuance of Common stock for services	720,000	72	-	-	-	-	359,928	-	360,000
Imputed Interest	-	-	-	-	-	-	32,649	-	32,649
Net income 2024	-	-	-	-	-	-	-	119,005	119,005

Balance, December 31, 2024	8,000,000	$800	8,000,000	$800	-	-	$424,336	$5,903,823	$6,329,759

Contributions 2025	-	-	-	-	-	-	-	1,000	1,000
Proceeds from Issuance of Common stock, net	2,500,000	250	-	-	-	-	4,667,386	-	4,667,636
Proceeds from Exercise of Warrants	1,223,094	122	-	-	-	-	3,363,386	-	3,363,508
Shares issued for Service	511,094	52	-	-	-	-	1,208,734	-	1,208,786
Proceeds from Issuance of Preferred Stock C series,net	-	-	-	-	4,389,500	439	39,536,261	-	39,536,700
Repurchase & Retirement of Class B Common Stock	-	-	(8,000,000)	(800)	-	-	(11,999,200)	-	(12,000,000)
Cashless exercise of warrants	369,712	36	-	-	-	-	(36)	-	-
Net Loss 2025	-	-	-	-	-	-		(5,272,551)	(5,272,551)

Balance, December 31, 2025	12,603,900	$1,260	-	$-	4,389,500	$439	$37,200,867	$632,272	$37,834,838

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2025	December 31, 2024
OPERATING ACTIVITIES
Net Income	(5,272,551)	119,005
Adjustments to reconcile Net Income (Loss) to Net Cash provided by operations:
Depreciation Expense	251,913	179,649
(Gain) loss on sale of fixed asset	(10,000)
Shares issued for Services	1,208,786	360,000
Imputed Interest	—	32,649
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	(6,196,099)	4,087,836
Contract Assets	(1,416,946)	(851,975)
Prepaid Expenses	(52,052)	(40,767)
Lease Liabilities, net	14,108	—
Accounts Payable	(124,582)	382,382
Accrued Expenses	57,461	(665,854)
Contract Liabilities	(249,925)	121,075
CASH PROVIDED BY ( used in) OPERATING ACTIVITIES	(11,789,888)	3,481,850
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Deposit on Investment	(50,000)	—
Cash Received from sale of Fixed Asset	10,000	—
Cash Paid for Class A Common Stock	(1,000,000)	—
Cash Paid for purchased of Fixed Assets	(226,755)	(817,534)
Net cash used in investing activities	(1,266,755)	(817,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on loan payable	—	(332,870)
Proceeds from Issuance of Common Stock A, net	4,667,636	—
Proceeds from Issuance of Common Stock C, net	39,536,700	—
Proceeds from Exercise of Warrants	3,363,508	—
Redemption Of Class B Common Stock	(12,000,000)	—
Shareholder (Distributions) Contributions	1,000	(872,007)
CASH USED FOR FINANCING ACTIVITIES	35,568,844	(1,204,877)
NET INCREASE (DECREASE) IN CASH	22,512,201	1,459,439
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	2,696,183	1,236,744
Cash and restricted cash at end of period	$25,208,384	$2,696,183

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash Financing
Addition of lease during this period	$—	$908,705
Cashless exercise of warrants	$18	$—

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of JFB Construction Holdings and its wholly owned subsidiaries, including JFB Construction & Development, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with the historical most convention, except for certain financial instruments that may be recorded at the fair value as required by GAAP. Management has evaluated events and transactions occurring subsequent to the balance sheet date for potential recognition or disclosure in the consolidated financial statements.

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

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

Cash and Restricted Cash

The Company’s cash is comprised of highly liquid investments with an original maturity of three (3) months or less, together with restricted cash totaling $3,000,000, consisting of $3,000,000 pledge as collateral for the Desoto School Project performance bond.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2025 and 2024, the cash balance in excess of the FDIC limits was $21,862,085 and $2,196,183, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Contract Assets and Contract Liabilities

Accounts receivable is recognized in the period when the Company’s right to consideration is unconditional. Accounts receivable is recognized net of an allowance for credit losses. A considerable amount of judgement is required in assessing the likelihood of realization of receivables.

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

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 78% and 89% of revenue for the years ended December 31, 2025 and December 31, 2024, respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to cost method. The Residential segment of JFB Construction represents 22% and 11% of revenue for the years ended December 31, 2025 and December 31, 2024, respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. There is no revenue recognized for this segment for the years ended December 31, 2025 and December 31, 2024.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $135,236 and $0 as of December 31, 2025 and 2024. The net contract receivable balance was $9,243,354 on December 31, 2025, and $3,047,255 on December 31, 2024.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $1,011,092 for the year ended December 31, 2025 and $51,635 and for the year ended December 31, 2024.

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

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years
Leasehold Improvements	7 years

	31-Dec
	2025	2024
Field Equipment	$114,206	$114,206
Computer Equipment	6,911	6,911
Vehicles	837,230	819,599
Leasehold Improvements	771,841	589,525
Office Equipment	2,076	2,076
	1,732,264	1,532,317
Less accumulated depreciation	(735,493)	(510,387)
Net Property and Equipment	$996,771	$1,021,930

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

Depreciation expense during the year ended December 31, 2025 and 2024, was $251,913 and $179,649, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2025, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract assets for the years ending December 31, 2025, and 2024, was $2,630,561 and $1,213,614, respectively. The contract liability for the years ended December 31, 2025, and 2024, was $383,869 and $633,794 respectively. We recognized $1,143,269 and $2,561,828 as revenue from our contract liability balance at the beginning of the year at year end December 31, 2025 and 2024, respectively. The allowance for doubtful accounts was $135,236 as of December 31, 2025 and December 31, 2024. The contract receivable balance was $9,243,354 as of December 31, 2025 and $3,047,255 as of December 31, 2024.

Note 4 – Business Segment Information

Commercial Construction Segment

From ground-up developments to renovations and tenant improvements, we specialize in delivering high-quality commercial construction projects across various commercial sectors. This segment encompasses a wide range of projects, including office buildings, retail centers, hospitality establishments, and industrial facilities. The commercial segment, which includes two divisions, a franchise construction division and a general commercial construction division, represents a significant portion of JFB Construction’s revenue including approximately 50% for year ending December 31,2025 and 78% for year ending December 31,2024. .

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

We also build ground-up commercial buildings. This includes site evaluation, aiding in architectural design and engineering, and construction of the building itself. Our approach ensures that the final product meets the functional and aesthetic requirements of modern businesses, while also adhering to budget and timeline constraints. We began building for Sweathouz Corporation and successfully completed three projects for them in 2025.

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

Overall, according to Construct Connect news, their experts predict that the Commercial Construction industry will have modest growth in 2026 and beyond Further, nonresidential construction spending is projected to increase by over 4% in 2026 according to the American Institute of Architects. However, there is less encouraging information related to traditional office and retail sectors which are declining based on consumer trends and work from home initiatives. JFB will continue to monitor these trends as they occur and will consider shifting resources to adapt by focusing markets and regions where continued growth is projected.

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

Residential Construction Segment

With a focus on quality craftsmanship, we undertake residential construction and development projects that prioritize modern living spaces and contribute to vibrant communities. With the increasing demand for housing driven by population growth and urbanization, the residential development segment presents business opportunities for JFB Construction. According to the U.S. Census Bureau, Florida was one of the fastest-growing economies in the country. Florida has also been one of the fastest growing states in terms of population and migration, with 22,517 added in 2025, according to a report issued by the Florida Times. JFB aims to capitalize on the increased GDP and population migration in Florida, which is drawing new residents because of its warmer climate, robust labor market and lack of state income tax, due to increased need for housing. In 2025, residential construction opportunities represent 22% of our revenues. Our expertise in residential construction includes home remodels, luxury single-family homes and equestrian facilities. We are committed to meeting the evolving needs of homeowners and developers by delivering innovative and sustainable housing solutions.

We cater to affluent clients seeking bespoke residences and state of the art equestrian amenities in South Florida. Within this segment, we excel at creating custom-designed homes and remodels that embody elegance, functionality, and the latest in luxury living standards. In parallel, we create equestrian facilities that combine superior architectural design with practical considerations for horse stabling and training. As we move forward, management believes the demand for contractors who specialize in this niche of luxury construction will continue to grow in association with the population growth in this region. Six of our twenty-four current projects are residential construction projects.

The competitive state of the residential construction market in the Florida and the surrounding regions has been shaped in recent years due to a number of factors. Florida’s population growth is forecasted to remain above the national average in the coming years as well, according to the Demographic Estimating Conference. In turn, the demand for new or remodeled homes has been beneficial to JFB and the residential construction industry in the region. However, JFB’s ability to successfully capitalize on such demand has been balanced by the need to identify a cost effective workforce, including its use of subcontractors, properly preparing for and mitigating the potential harm of increased material costs and supply chain disruptions, and navigating strict building codes which may lead to permitting delays.

Real Estate Development Segment

Management believes that an increased focus on larger multi-family residential developments, such as condominiums and townhouses, will help JFB to continue to grow and increase its revenue. Projects, such as our completed 44-unit multi-story residential apartment complex and our recent agreement as the general contractor for a 79-unit townhome development with an additional community clubhouse, and our work to expand the Desoto County High School and the Construction of the Courtyard Olive Branch hotel will be key to our future success because such projects offer the opportunity to participate in larger construction projects that have an opportunity to yield greater revenues. As discussed below, we believe being a public company, with increased access to capital and potentially debt financing, will help enable our company to invest in real estate development projects that are more capital intensive. Further, with the potential to act as the developer and general contractor for development projects, we believe there are opportunities to maximize profits for the Company though efficient control of all aspects of construction projects through our in-house development team. Four of our twenty-four current projects is a real estate development project.

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

In addition to the revenue generated from property sales, leasing, and management, real estate development projects create opportunities for the Company to provide construction services, further diversifying its income streams. As a vertically integrated company, the Company is likely to be able to serve as both the developer and the general contractor on its projects, enabling it to capture additional revenue from construction activities. By providing construction services for its own developments, the Company benefits from greater control over project timelines, quality, and costs, improving overall project efficiency. Moreover, the Company may also offer construction services to third-party developers, as it is presently leveraging its expertise and resources to expand its client base. This dual role as developer and contractor may enhance the Company’s ability to generate consistent revenues across multiple phases of a project, from initial construction through long-term asset management.

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

Segment information is as follows:

For the year ended December 31, 2025	Commercial	Residential	Real Estate Development	Consolidated
Sales	$15,149,930	$10,226,983	$5,164,530	$30,541,443
Cost of Goods Sold	15,621,923	7,273,349	4,495,891	27,391,163
Gross Profit (Loss)	(471,993)	2,953,634	668,639	3,150,280

Operating Expenses
Selling & Marketing Expenses	505,546	303,328	202,218	1,011,092
General & Administrative Expenses	3,686,946	2,212,168	1,474,778	7,373,892
Rent expense-related party	83,975	50,385	33,590	167,950
Depreciation and amortization expense	125,957	75,574	50,383	251,913
Total Operating Expense	4,402,424	2,641,454	1,760,969	8,804,847

Income (Loss) From Operations	(4,874,417)	312,180	(1,092,330)	(5,654,567)
OTHER INCOME (EXPENSE)
Income (expense)	(62,027)	(37,216)	(24,811)	(124,053)
Interest expense	(245)	(147)	(98)	(489)
Interest Income	253,279	151,967	101,312	506,558
TOTAL OTHER INCOME	191,008	114,605	76,403	382,016
NET INCOME (LOSS)	$(4,683,409)	$426,785	$(1,015,927)	$(5,272,551)

For the year ended December 31, 2024	Commercial	Residential	Real Estate Development	Consolidated
Sales	$18,008,550	$5,079,335	$-	$23,087,885
Cost of Goods Sold	14,081,593	3,971,731	—	18,053,324
Gross Profit (Loss)	3,926,958	1,107,603	—	5,034,561
Operating Expenses			—
Selling & Marketing Expenses	39,615	12,020	—	51,635
General & Administrative Expenses	3,772,869	1,063,912	—	4,836,781
Depreciation and amortization expense	140,126	39,523	—	179,649
Total Operating Expense	3,952,610	1,115,455	—	5,068,065
Income From Operations	(25,652)	(7,852)	—	(33,504)
OTHER INCOME (EXPENSE)			—
Income (expense)	(6,351)	(1,791)	—	(8,142)
Interest expense	(25,466)	(7,183)	—	(32,649)
Interest Income	150,774	42,526	—	193,300
TOTAL OTHER INCOME	118,957	33,552	—	152,509
NET INCOME (LOSS)	$92,824	$26,181	$-	$119,005

The total assets for each segments are presented in accordance with segment reporting requirements of ASC 280-10, which requires the disclosure of total assets for each reportable segment.

As of December 31, 2025	Commercial	Residential	Real Estate Development	Consolidated
ASSETS
Cash	$11,104,192	$7,328,767	$3,775,425	$22,208,384
Restricted Cash	-	-	3,000,000	3,000,000
Contract Receivables	4,621,677	$3,050,307	1,571,370	9,243,354
Contract Assets	1,315,281	868,085	447,195	2,630,561
Prepaid Expenses	109,290	72,131	37,158	218,579
Contract Assets-Related Party
TOTAL CURRENT ASSETS	17,150,439	11,319,290	8,831,149	37,300,878
NET PROPERTY AND ROU ASSET	1,366,412	901,832	464,580	2,732,824
TOTAL ASSETS	$18,516,851	$12,221,122	9,295,729	$40,033,702

As of December 31, 2024	Commercial	Residential	Real Estate Development	Consolidated
ASSETS
Cash	$2,103,023	$593,160	—	$2,696,183
Contract Receivables	2,392,459	654,796	—	3,047,255
Contract Assets	946,619	266,995	—	1,213,614
Prepaid Expenses	129,891	36,636	—	166,527
Contract Assets-Related Party	—	—	—	—
TOTAL CURRENT ASSETS	5,572,132	1,551,447	—	7,123,579
NET PROPERTY AND ROU ASSET	1,616,634	224,825	—	1,841,459
TOTAL ASSETS	$7,009,110	$1,955,928	—	$8,965,038

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

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5%. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024.

In accordance with the accounting standards under ASC 842, the Company has entered into a lease agreement with Aura Commercial LLC, a related party, for office space. The total rental obligation under the lease amounts to $11,928 per month.

Lease Terms: 7 years

Monthly Rent: $11,928 and a 2.5 % adjustment increase per year.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. The lease grants an option to renew this lease agreement for two terms of five years following the expiration of the initial term and first option term, as the case may be. Total rent expense under this related party agreement was $167,950 for the year ended December 31, 2025.

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $700,161 at period ended December 31, 2025.

Note 6 – Income Taxes

Effective January 1, 2025 the Company revoked its election to be taxed as an "S" Corporation and elected to be taxed as a C Corporation under the provision of the Internal Revenue Code. As a result of this change in tax status, the Company is now subsequent to federal corporate income taxes on its taxable income.

Prior to the revocation of its S-Corporation election, the Company was not subject to federal corporate income taxes, and its taxable income for the year ended December 31, 2024 was reportable by its shareholder.

The Company is subject to taxation in the United States.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company has not accrued any penalties or interest related to uncertain tax positions.

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for federal income tax for the year ended December 31,2025. As of December 31, 2025 the Company had net operating loss ("NOL") carryforwards for federal income tax purposes. Federal NOL's generated may be carried forward indefinitely, subject to an annual limitation equal to 80% of taxable income in any future year under the Tax Cuts and Jobs Act.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the years ended December 31, 2025, and 2024, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

YEAR ENDED DECEMBER 31, 2025

Federal statutory tax rate	(21.0)%
Impact of 70,000 NQSO Issuances (ASC 718 expense)	(21.1)%
Change in Valuation Allowance	21.0%
Effective Tax Rate	(21.1)%

YEAR ENDED DECEMBER 31, 2025

Net Operating Loss	21%	1,107,236
Stock-based compensation	21%	253,845
Depreciation	21%	52,902
Total Deferred Tax Assets		1,413,983
Deferred Tax Liabilities	-	-
Net Deferred Tax Asset	-	1,361,081
Less: Valuation Allowance	-	(1,361,081)
Deferred Tax Asset (Liability), Net	-	-

The Company’s federal income tax returns for 2025 and 2024 are subject to examination by the IRS, generally for three years after they were filed. There are no ongoing examinations by taxing authority at this time.

Note 7 – Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and accounts receivable. The Company maintains its cash balances in bank deposit and money market accounts which, at times, may exceed federally insured limits.

Cash and Cash Equivalents

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash. There were amounts exceeding federally insured limits at December 31, 2025, and 2024 of $21,862,085 and $2,196183, respectively.

In addition, the Company held $3,050,000 in restricted cash at December 31, 2025, which is included from federally insured limit calculations and represent amounts held in escrow with construction project review and other contractual obligations.

Sales and Accounts Receivable

During the year ended December 31, 2025 one(1) franchise totaled 26% of sales, and two (2) customers totaled 18 % and 47% accounts receivable.

During the years ended December 31, 2024 one (1) franchise totaled 41% of sales, and one (1) customer totaled 63% accounts receivable.

The Company performs ongoing credit valuations of its customers and management believes that the financial viability of these customers is sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the years ended December 31, 2025, and 2024.

Note 8 – Related Party Transactions

On December 17, 2019, JFB received a loan from Capo 7, LLC. The balance is due on demand and does not contain an interest rate. The current balance on the loan is $0. Joseph F. Basile III, our Chief Financial Officer, owns Capo 7, LLC. This balance was due on demand and does not contain an interest rate. The loan balance was repaid on December 23, 2024.

On August 4, 2021 we entered into an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100%

of the entity. The contract was a cost plus 5% model. We incurred $912,331 . in billable expenses as of December 31,2024. We received $904,014 as of December 31,2024 in construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5%. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024.

On March 14, 2024 we were awarded a $21mm project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana on the board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. This project is under permitting and has not begun construction. However, on or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30,2024. Construction on the project commence on June 1, 2025, with sire preparation underway. The project is currently under vertical construction. As of December 31, 2025 the Company has recorded $4,468,064 in related party sales associated with this project, along with $4,245,041 in related party cost of goods sold.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. We presently occupy approximately 4,473 square feet of the building’s approximately 8,991 square feet. We have an option to purchase the entire property for $4,250,000 until December 1, 2024. The building was never acquired. Total rent expense under this related party agreement was $167,950 and $47,912 for the years ended December 31,2025 and December 31,2024, respectively.

On April 30, 2024, Joseph F. Basile III gifted 81.25 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.625 shares of common stock in the JFB Subsidiary to another individual. Lisa Ann Basile, Joseph F. Basile III’s mother, is the trustee with control over The Basile Family Irrevocable Trust.

On May 1, 2025, the Company entered into a Construction agreement as general contractor and co-developer for a new Courtyard by Marriott hotel in Olive Branch, Mississippi. The project includes the development of a 117- room hotel. As of December 31, 2025, the Company recognized revenue of $1,433,888 and associated cost of goods sold of $1,412,942 related to this project.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the year ended December 31, 2025 and December 31,2024, the distributions were $0 and $872,007, respectively. At times, the CEO of the Company makes contributions to the company. For the year ended December 31,2025 the contributions were $1,000. There were $0 Contributions for the year ended December 31,2024.

On September 5, 2025, the Company deposited $25,000 into an escrow account to facilitate a 45-day review period for a potential construction project involving a related party. The funds were intended to allow the Company sufficient time to evaluate the scope of work and obtain approval from the Audit Committee. On October 9,2025 the Company deposited $25,000 into the same escrow account for an additional 45 day review extension. The deposit is fully refundable should the project not proceed. This transaction is considered a related party arrangement as one of the Company's directors owns the land on which the proposed project would be developed.

On June 30, 2025, the Company issued 120,000 shares of its Class A Common Stock to Joseph Basile III pursuant to the Company's 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Basile's continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financial statements for the period ended December 31, 2025.

On June 30, 2025, the Company issued 50,000 shares of its Class A Common Stock to Ruben Calderon pursuant to the Company's 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Calderon's continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financial statements for the period ended December 31, 2025. In addition, during the year ended December 31, 2025, the Company issued an aggregate of 3,334 shares of Common Stock to Mr. Calderon as part of his bonus compensation under his 2025 Executive Employment Agreement. These shares were issued in two tranches: 1,694 shares on October 14, 2025, and 1,640 shares on December 15, 2025. The issuances were approved by the Board of Directors and represent non-cash compensation earned upon achievement of the performance milestones specified in his agreement.

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

As of December 31, 2025, the Company had no pending litigation matters.

Note 10 – Equity

The Company is authorized to issue up to 400,000,000 shares of all classes of stock. 20,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 380,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 372,000,000 shares of the common stock designated as “Class A Common Stock” and 8,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of December 31, 2025 and 2024 respectively, 12,603,900 and 8,000,000 shares of Class A Common Stock was issued, and 8,000,000 shares of Class B Common Stock was issued and subsequently repurchased and fully redeemed pursuant to a redemption agreement executed on October 3, 2025. Following the redemption agreement 0 Class B Common Stock remain outstanding.

On July 19, 2024, the Company issued 720,000 shares of the Company’s Class A common stock for a total fair value of $360,000 to Chartered Services for assisting the company with various consulting services. These services included the Company’s nomination system for all directors and aid in identifying qualified candidates, Review and advise the Company on all documents and accounting systems with GAAP compliance, provide support as a liaison for the Company’s third party services providers, and provide business development services. In accordance with ASC 718 The Company prepared a DCF (Discounted Cash Flow model) to determine the fair value of the shares granted and using the DCF module determined the shares had an approximate fair value of $360,000. The Company used a discount rate of 14.5% and period of five years including a terminal year. Under this agreement the shares have already been granted and cannot be reclaimed even if the agreement is cancelled with or without cause. There are no required measurable deliverables or milestones as part of this agreement from Chartered Services and as a result the full value of the shares have been expensed in the current period.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the period ended December 31, 2025 and December 31, 2024, the distributions were $0 and $872,007, respectively. At times, the CEO of the Company, makes contributions to the company. For the year ended December 31 ,2025 the contributions were $1,000. There were $0 Contributions for the year ended December 31 ,2024.

On March 7,2025, the Company consummated its initial public offering of 2,500,000 units of the Company's Class A common stock at a public offering price of $2.07 per unit, generating gross proceeds of $5,156,250. In connection with the offering, the company also sold 277,200 option warrants at a price of $0.01 per warrant, generating additional gross proceeds of $1,386 for total gross proceeds of $5,157,636. Pursuant to the underwriting agreement with Kingswood Capital Partners, LLC, the Company incurred $490,000 in expenses, resulting in net proceeds of $4,667,636.

On June 25, 2025, the Company's Board of Directors approved the adoption of an Equity Incentive Plan designed to attract, retain, and motivate qualified directors, officers, and employees by aligning their interest with those of the Company. Pursuant to the plan, the Board authorized the issuance of an aggregate of 292,800 shares of Class A common stock to eligible participants, including board members and employees, for a total fair value of $910,608. The issuance of these equity awards was accounted for in accordance with ASC 718.

On October 2,2025, the Company closed on a securities purchase agreement with American Ventures LLC, Series XIV as the sole investor for a private investment in public equity (PIPE) financing that has resulted in gross proceeds to the Company of approximately $43,895,000, before deducting placement agent fees and offering expenses. The Company has used $12,000,000 of the net proceeds from the offering to retire the Company's Class B Common Stock, par value $0.0001, owned by Joseph F. Basile III, the Company's Chief Executive Officer, pursuant to a Share Redemption Agreement. Pursuant to the terms of the securities purchase agreement, the Company has sold an aggregate of 4,389,500 shares of its Series C Convertible Preferred Stock, par value $0.0001 per share, stated value $5 per share, convertible into 24,206,799 shares of common stock par value$0.0001, at a conversion price $2.72 per share of Series C Convertible Preferred Stock, 24,206,799 Common Warrant A exercisable price of $2.88, 16,137,866 Common Warrant B exercisable price of $3.125. The Company received gross proceeds of $27.5 million from the PIPE transaction after deducting placement agent fees and offering expenses.

As of December 31, 2025, the Company had 4,389,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) issued and outstanding. Each share of Series C Preferred Stock was issued as part of a unit consisting of one share of Series C Preferred Stock and accompanying Common Stock purchase warrants. The Series C Preferred Stock carries a stated value of $10.00 per share and is convertible at the option of the holder into shares of the Company’s Common Stock at a conversion price of $2.72 per share, subject to customary anti‑dilution adjustments for stock splits, stock dividends, recapitalizations, and certain dilutive issuances. Based on the conversion price, the outstanding Series C Preferred Stock is convertible into 16,137,866 shares of Common Stock.

Holders of Series C Preferred Stock are entitled to receive dividends on an as‑converted basis if and when dividends are declared on the Company’s Common Stock. Dividends are non‑cumulative. The Series C Preferred Stock votes together with the Common Stock on an as‑converted basis, except for matters requiring a separate class vote under applicable law or the Certificate of Designation. The Series C Preferred Stock includes customary protective provisions, including approval rights over amendments to the Certificate of Incorporation that adversely affect the Series C, the creation of senior or pari pass preferred stock, and certain corporate actions.

Upon any liquidation, dissolution, or winding up of the Company, holders of Series C Preferred Stock are entitled to receive, prior to any distribution to holders of Common Stock, an amount equal to the stated value per share plus any declared but unpaid dividends. After payment of the liquidation preference, Series C holders may participate on an as‑converted basis to the extent provided in the Certificate of Designation. The Series C Preferred Stock is not mandatorily redeemable, and any optional redemption by the Company is subject to the terms and limitations set forth in the Certificate of Designation. Conversion and exercise rights associated with the Series C units may be subject to beneficial ownership limitations (e.g., 4.99% or 9.99%) unless waived by the holder.

On October 14, 2025, the Company issued 1,694 shares of its Common Stock to Ruben Calderon as compensation pursuant to his 2025 Employment Agreement. On December 15, 2025, the Company issued an additional 1,640 shares of Common Stock under the same agreement. In total, 3,334 shares were issued to Mr. Calderon during the year ended December 31, 2025. All shares were issued as fully paid, and represent a portion of Mr. Calderon's annual compensation package approved by the Board of Directors.

On December 2, 2025, the Company issued an aggregate 214,960 shares of its Common Stock as non-cash consideration for consulting services. OF this total, 171,968 shares were issued to Brian Herman and 42,992 shares were issued to Kingswood Capital Partners LLC. The shares were issued in book-entry form with transfer restrictions and were valued based on the fair market value of the Company's Common Stock on the respective issuance dates. The related expense is recorded in General & Administrative expense in the accompanying statements of operations.

During the year ended December 31, 2025, the Company issued a total of 36,343,962 warrants, each entitling the holder to purchase one share of the Company’s Common Stock. Of these warrants, 1,592,806 were exercised during the year, resulting in 34,751,156 warrants outstanding as of December 31, 2025. The exercise generated $3,363,508 in cash proceeds to the Company.

The Company estimated the fair value of the warrants issued during the year using the Black‑Scholes option pricing model. The 1,388,600 warrants issued in connection with earlier financing activities had an aggregate estimated fair value of $440,304 at the time of issuance. The 16,783,381 warrants issued in connection with the October 2, 2025 PIPE transaction had an aggregate Black-Sholes estimated fair value of $47,993,543 at the time of issuance.

Total Warrants outstanding as of December 31, 2024	-
Total Warrants issued	36,343,962
Total warrants Exercised	(1,592,806)
Total Warrants Outstanding as of December 31, 2025	34,751,156

Pursuant to a forward stock split (the “Forward Split”) announced on March 10, 2026, the total number of shares of Common Stock held by each stockholder were converted automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to the Forward Split multiplied by two, with distribution occurring on March 25, 2026.

Note 11 – Private Placement

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

Class A Members are entitled to an 8% cumulative, non-compounding preferred return (beginning upon hotel operations), a return of capital, and a share of distributable cash as outlined in the offering subscription agreement. Pursuant to a side agreement dated April 24, 2025, JFB Construction Holdings is exempt from the standard promote structure. The Company does not possess ownership or majority voting rights due to minimal investment in CM OB Hotel Owner, LLC. Furthermore, the Company does not exercise control over the activities that significantly influence the economic performance of CM OB Hotel Owner, LLC

Note 12 – Subsequent Event

On February 17, 2026, the Company announced that it has entered into a definitive agreement to combine with XTEND, a software-first defense technology company anchored by its AI XTEND Operating System (XOS) in an all-stock transaction.

On February 18, 2026, the Company closed on a PIPE financing agreement with Dominari Securities of $10,025,000. Dominari securities is receiving 1,604,000 shares of JFB Class A Common stock at a price of $6.25 per share.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 31, 2026, the date that the financial statements were available to be issued.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2025, our Company’s internal control over financial reporting was not effective.

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

Item 9B. Other Information.

(b) During the fiscal quarter ended December 31, 2025, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors and their ages as of the date of this annual report:

Name	Age	Position(s)
Joseph F. Basile III	47	President/Chief Executive Officer, Secretary and Chairman of the Board of Directors
Ruben Calderon	43	Treasurer/Chief Financial Officer
Stefan Passantino	60	Independent Director
David Clukey	50	Independent Director
Nelson Garcia	39	Independent Director
Christopher Melton	54	Independent Director
Miklos “John” Gulyas	49	Director
Jamie Zambrana Jr.	49	Director

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

Nelson Garcia – Director

Nelson Garcia co-founded RARE CRE, LLC, a capital markets advisory firm focused on providing tailored capital solutions and investment sales services to commercial real estate entrepreneurs, in 2017 and is currently a Managing Partner. As a Florida-licensed real estate broker and board member of the non-profit organization P.A.T.H. Housing Solutions, Mr. Garcia champions expanding home ownership opportunities for disadvantaged households. He also owns and manages NBG Investments Inc., a Florida corporation formed in 2018 as an investment holdings company. Prior to RARE CRE, Mr. Garcia co-founded G2 Industries LLC, a consulting and integration services company specializing in the areas of wireless communications, security, and infrastructure, in 2014, and Bon WiFi LLC, a company that was developing, operating and franchising commercial community WiFi networks in the Caribbean, with a focus on cruise ship destinations, in 2016. Mr. Garcia also worked for CGI Merchant Group, a commercial real estate investment banking and investment management company, and afterwards, as an independent consultant for Renovation Advisor, LLC, a company focused on consulting on commercial real estate transactions. He has a bachelor’s degree from Florida International University and a background in software development. Mr. Garcia’s career in real estate, private equity and investment banking saw him lead acquisitions, developments, and financings of over 2 million square feet of commercial, multifamily, and hospitality projects. His diverse experience in capital markets, real estate finance, and investment banking will provide valuable insight as a director of our Company.

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

Stefan Passantino –Director

Stefan Passantino combines experience in logistics and manufacturing senior management as a part of a 35-year career as an attorney advertising clients in private sector compliance and litigation. Mr. Passantino is currently an equity partner at Elections, LLC.,where he has worked in such capacity since 2019. Beginning in 2000, Mr. Passantino has been an equity partner in several law firms including Amall, Golden & Gregory, Dentons USA and Michael Best, LLP. From January, 2017 through September, 2018, Mr. Passantino served as Deputy White House Counsel in the Trump Administration. Mr. Passantino is currently also a director of the Gingrich Foundation, New America Acquisition I Corp., and Mercantile Ports & Logistics, Ltd. He has an undergraduate degree from Drew University and a law degree from Emory Law School.

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

Board of Directors and Committees

Our Board of Directors consists of seven (7) directors, including four (4) independent directors. We have also established an Audit Committee, a Nominating and Corporate Governance Committee, and a Compensation Committee under the Board of Directors. We have adopted a charter for each of the three (3) committees. Each of the committees of our Board of Directors has the composition and responsibilities described below.

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

Director Independence

Our Board of Directors has determined that Stefan Passantino, David Clukey, Nelson Garcia, and Christopher Melton, as well as Bjarne Borg, who served as a director through February 13, 2026, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and such directors are “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3, described below.

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

Controlled Company Status

A controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. We are a controlled company because The Basile Family Irrevocable Trust holds more than 50% of our voting power.

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

Audit Committee

The Audit Committee consists of Christopher Melton, Stefan Passantino, and Nelson Garcia, with Christopher Melton serving as Chairman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our company and oversight of our accounting and financial reporting, our independent registered public accounting firm and its audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, which are set forth in its charter, include:

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

Compensation Committee

The Compensation Committee consists of Nelson Garcia, Christopher Melton, and David Clukey with Nelson Garcia serving as Chairman. The Compensation Committee assists the Board of Directors in setting and maintaining our compensation philosophy and in discharging its responsibilities relating to executive and other human resources hiring, assessment and compensation, and succession planning. The responsibilities of the Compensation Committee, which are set forth in its charter, include:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of David Clukey, Nelson Garcia, and Stefan Passantino , with David Clukey serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, which are set forth in its charter, include:

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

Based solely on our review of copies of such reports furnished to us and written representations from our reporting persons, we believe that all such filing requirements were satisfied in fiscal 2025, except that: Joseph F. Basile III filed one Form 4 late reporting a transaction dated June 30, 2025; Ruben Calderon filed one Form 4 late reporting a transaction dated June 30, 2025; John Gulyas filed one Form 4 late reporting a transaction dated June 30, 2025; Christopher Melton filed one Form 3 late and filed one Form 4 late reporting a transaction dated June 30, 2025; Jamie Zambrana filed one Form 4 late reporting a transaction dated June 30, 2025; Bjarne Borg filed one Form 4 late reporting a transaction dated June 30, 2026; Nelson Garcia filed one Form 4 late reporting a transaction dated June 30, 2025; and David Clukey has not yet filed, as of March 31,2026, one Form 3 and one Form 4 reporting a transaction dated June 30, 2025.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our named executive officers for the years ended December 31, 2025 and 2024. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Financial Officer and any other highly compensated executive officers whose salary and bonus for services rendered in all capacities equaled or exceeded $100,000 during the fiscal years ended December 31, 2025 and 2024.

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

The following table sets forth the aggregate compensation paid to our Chief Executive Officer and each of our other executive officers whose aggregate salary and bonus exceeded $100,000 for services rendered in all capacities for the fiscal years December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Based Awards $	Stock Awards $	Other Compensation $	Total $
Joseph Basile	2025	$389,992	$600,000		$373,200
Chief Executive Officer(1)	2024	$282,307	$600,000			$872,846	$1,755,153
Ruben Calderon	2025	$263,952	$25,000		$155,500	-	$288,952
Chief Financial Officer(2)	2024	$126,395	$20,000		-	-	$146,395
Bill Dyer	2025	$67,693	-		-	-
Chief Operation Officer(3)	2024	-	-		-	-	-

(1)
The compensation in the table includes the compensation paid to Mr. Basile by JFB Construction & Development Inc. The Company declared and paid cash dividends of $0 and $872,007 in 2024 and 2025, respectively.
(2)
The compensation in the table includes the compensation paid to Mr. Calderon by JFB Construction & Development Inc. Mr. Calderon first became the Company’s Chief Financial Officer on October 31, 2022.
(3)
The Compensation in the table includes the compensation paid to Mr. Dyer by JFB Construction & Development Inc. Mr. Dyer first became the Company's Chief Operating Officer on September 22,2025.

Joseph F. Basile III

On July 18, 2024, the Company entered into an employment agreement with our Chief Executive Officer, Joseph F. Basile III (the “2024 Basile Employment Agreement”). Pursuant to the 2024 Basile Employment Agreement, Mr. Basile shall receive a base salary of $300,000 per year. For fiscal year 2024, Mr. Basile shall receive (i) a cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $10,000,00 to $15,000,000; (ii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $15,000,00 to $20,000,000; and (iii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue over $20,000,000. The 2024 Basile Employment Agreement also mistakenly purported to grant Mr. Basile stock options to purchase up to 150,000 shares of the Company’s Class A Common Stock. The 2024 Basile Employment Agreement was terminated on February 1, 2025 and replaced with an amended and restated employment agreement to correct the scriveners’ error. All other terms of the 2025 Basile Employment Agreement remain the same as the 2024 Basile Employment Agreement.

On February 1, 2025, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Joseph F. Basile III (the “2025 Basile Employment Agreement”). Pursuant to the 2025 Basile Employment Agreement, Mr. Basile shall receive a base salary of $350,000 per year. For fiscal year 2025, Mr. Basile shall receive (i) a cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $10,000,00 to $15,000,000; (ii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue between $15,000,00 to $20,000,000; and (iii) an additional cash bonus of $200,000 if the Company, including its subsidiaries, has Gross Revenue over $20,000,000. The Company may award Mr. Basile additional cash bonuses in 2025 and beyond in its discretion. Mr. Basile and the Company may negotiate bonus terms, including option awards, in the future. In addition, Mr. Basile shall be entitled to participate in employee benefit plans. The 2025 Basile Employment Agreement may be terminated by the Company at will with or without cause. Furthermore, the 2025 Basile Employment Agreement will terminate upon Mr. Basile’s death. Upon termination of the 2025 Basile Employment Agreement, Mr. Basile shall receive all sums due to him under the 2025 Basile Employment Agreement as compensation or expense reimbursements.

Ruben Calderon

On July 18, 2024, the Company entered into an employment agreement with our Chief Financial Officer, Ruben Calderon (the “2024 Calderon Employment Agreement”). Pursuant to the 2024 Calderon Employment Agreement, Mr. Calderon shall receive a base salary of $130,000 per year. For fiscal year 2024, Mr. Calderon shall receive (i) a cash bonus of $20,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $15,000,00 to $35,000,000; (ii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $35,000,00 to $50,000,000; and (iii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), over $50,000,000. The 2024 Calderon Employment Agreement also mistakenly purported to grant Mr. Calderon stock options to purchase up to 150,000 shares of the Company’s Class A Common Stock. The 2024 Calderon Employment Agreement was terminated on February 1, 2025 and replaced with an amended and restated employment agreement to correct the scriveners’ error. All other terms of the 2025 Calderon Employment Agreement remain the same as the 2024 Calderon Employment Agreement.

On February 1, 2025, the Company entered into an amended and restated employment agreement with our Chief Financial Officer, Ruben Calderon (the “2025 Calderon Employment Agreement”). Pursuant to the 2025 Calderon Employment Agreement, Mr. Calderon shall receive a base salary of $225,000 per year. For fiscal year 2025, Mr. Calderon shall receive (i) a cash bonus of $25,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $15,000,00 to $35,000,000; (ii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), between $35,000,00 to $50,000,000; and (iii) an additional cash bonus of $10,000 if the Company, including its subsidiaries, has Gross Revenue, with a minimum net profit of eight percent (8%), over $50,000,000. The Company may award Mr. Calderon additional cash bonuses in 2024 and beyond in its discretion. Mr. Calderon and the Company may negotiate bonus terms, including option awards, in the future. In addition, Mr. Calderon shall be entitled to participate in employee benefit plans. The 2025 Calderon Employment Agreement may be terminated by the Company at will with or without cause. Furthermore, the Calderon’s Employment Agreement will terminate upon Mr. Calderon’s death. Upon termination of the 2025 Calderon Employment Agreement, Mr. Calderon shall receive all sums due to him under the 2025 Calderon Employment Agreement as compensation or expense reimbursements.

Other Benefits

All employees are eligible to participate in employee benefit programs. The Company is continuing to consider offering medical, dental, vision, life and disability insurance. In addition, we sponsor a 401(k) plan whereby we match participants’ contributions up to 6% of a participant’s compensation, subject to the IRS’ annual contribution limit and the Company matches up to 3%. Our named executive officers are eligible to participate in these plans generally on the same basis as our other employees.

Compensation of Directors

For the fiscal year ended December 31, 2025 and December 31. 2024, The members of the board received 20,000 and 0 shares as compensation for their services.

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

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2025 and 2024, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2025 and 2024 :

		Class A Common Stock		Voting Power %(4)
Name	Title	Number	%
Directors and Executive Officers
Joseph F. Basile III	President/CEO, Secretary and Chairman	861,800	6.87%	6.87%
Ruben Calderon	Treasurer/CFO	55,614	—%	—%
Stefan Pasantino	Independent Director	20,000	—%	—%
David Clukey	Independent Director	40,000	—%	—%
Nelson Garcia	Independent Director	40,000	—%	—%
Christopher Melton	Independent Director	40,000	—%	—%
Miklos “John” Gulyas	Director	40,000	—%	—%
Jamie Zambrana Jr.	Director	40,000	—%	—%
All current executive officers and directors as a group (8 persons)		1,137,414	6.87%	6.87%

5% Shareholders
The Basile Family Irrevocable Trust (1)	Shareholder	6,500,000	51.50%	51.50%
Chartered Services, LLC	Shareholder	720,000	5.70%	5.70%
Total of 5% Shareholders		7,220,000	57.20%	57.20%

(1)
Lisa Ann Basile is the trustee with control over The Basile Family Irrevocable Trust which her both voting and dispositive control of the Company's securities owned by the trust and, as such, is considered the beneficial owner of the above-reference shares for the purposes of Section 16 of the Securities Act. Her address is 200 Hypoluxo Rd #204, Lantana, FL 33462
(2)
Based upon information provided by American Ventures LLC, Series XIV JFB ("American Ventures"), American Ventures is the beneficial owner of (i) 4,389,500 shares of Series C Preferred Stock, convertible into 8,068,933 shares of Common Stock; (ii) 8,068,933 Common A Warrants to purchase up to an aggregate of 8,068,933 shares of Common Stock; and (iii) 8,068,933 Common B Warrants to purchase an aggregate of 8,068,933 shares of Common Stock. American Ventures has a limitation on the amount of its beneficial ownership pursuant to the Common A Warrant and Common B Warrant pursuant to which American Ventures will not exercise its Common A and Common B Warrants if, following such exercise, American Ventures would own more that 4.99% of the Company's issued and outstanding shares of Common Stock. Eric Newman, the manager of American

Ventures, exercises voting and dispositive power over the shares. The address of American Ventures is 110 Front Street, Suite 300, Jupiter, FL 33477.
(3)
Based upon information provided by Dominari Securities LLC ("Dominari"), Dominari is the beneficial owner of Placement Agent Warrants to purchase 645,515 shares of Common Stock. Dominari has a limitation on the amount of its beneficial ownership pursuant to the placement agent common stock purchase warrant agreement with the Company pursuant to which Dominari will exercise its Placement Agent Warrants if, following such exercise, Dominari would own more that 4.99% of the Company's issued and outstanding shares of Common Stock. Soo Yu, the Chief Operating Officer of Dominari, exercises voting and dispositive power over the shares being offered. The address of Dominari is 725 5th Ave 23 Floor, New York, NY 10022.

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

On August 4, 2021 we entered into an agreement to build a 2-story commercial building for Aura Commercial LLC, which is now the Company’s headquarters. Joseph F. Basile III, our Chief Executive Officer, is the president of Aura Commercial LLC and owns 100% of the entity. The contract was a cost plus 5% model. We incurred $912,331 . in billable expenses as of December 31,2024. We received $904,014 as of December 31,2024 in construction income from Aura Commercial LLC.

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal. Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5%. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024.

.On March 14, 2024 we were awarded a $21million project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana on the board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. This project is under permitting and has not begun construction. However, on or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital

Partners paid the $120,696 balance on September 30,2024. Construction on the project commence on June 1, 2025, with sire preparation underway. The project is currently under vertical construction. As of December 31, 2025 the Company has recorded $4,468,064 in related party sales associated with this project, along with $4,245,041 in related party cost of goods sold.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. We presently occupy approximately 4,473 square feet of the building’s approximately 8,991 square feet. We have an option to purchase the entire property for $4,250,000 until December 1, 2024. The building was never acquired. Total rent expense under this related party agreement was $167,950 and $47,912 for the years ended December 31,2025 and December 31, 2024, respectively.

On April 30, 2024, Joseph F. Basile III gifted 81.25 shares of common stock in the JFB Subsidiary to The Basile Family Irrevocable Trust and 0.625 shares of common stock in the JFB Subsidiary to another individual. Lisa Ann Basile, Joseph F. Basile III’s mother, is the trustee with control over The Basile Family Irrevocable Trust.

On July 18, 2024, all shareholders of the JFB Subsidiary entered into the Contribution and Exchange Agreement with JFB Construction Holdings to exchange their shares in the JFB Subsidiary for shares of JFB Construction Holdings. 200 shares of the JFB Subsidiary’s common stock were exchanged for 7,280,000 shares of our Class A Common Stock and 8,000,000 shares of our Class B Common Stock to JFB Subsidiary’s three shareholders. After the Reorganization, JFB Construction and Development Inc., a Florida corporation, is now a 100% owned subsidiary of JFB Construction Holdings, a Nevada corporation, and Mr. Joseph F. Basile III and the Basile Family Irrevocable Trust owned 57% (8,730,000 shares) and 43% (6,500,000 shares) of equity interest in JFB Construction Holdings, respectively.

On May 1, 2025, the Company entered into a Construction agreement as general contractor and co-developer for a new Courtyard by Marriott hotel in Olive Branch, Mississippi. The project includes the development of a 117- room hotel. As of December 31, 2025, the Company recognized revenue of $1,433,888 and associated cost of goods sold of $1,412,942 related to this project.

The CEO of the Company, Joseph Basile, has at times taken distributions from the JFB Subsidiary. For the year ended December 31, 2025 and December 31, 2024, the distributions were $0 and $872,007, respectively. At times, the CEO of the Company makes contributions to the company. For the year ended December 31,2025 the contributions were $1,000. There were $0 Contributions for the year ended December 31,2024.

On September 5, 2025, the Company deposited $25,000 into an escrow account to facilitate a 45-day review period for a potential construction project involving a related party. The funds were intended to allow the Company sufficient time to evaluate the scope of work and obtain approval from the Audit Committee. On October 9, 2026, the Company deposited $25,000 into the same escrow account for an additional 45 day review extension. The deposit is fully refundable should the project not proceed. This transaction is considered a related party arrangement as one of the Company's directors owns the land on which the proposed project would be developed.

On June 30, 2025, the Company issued 120,000 shares of its Class A Common Stock to Joseph Basile III pursuant to the Company's 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Basile's continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financial statements for the period ended December 31, 2025.

On June 30, 2025, the Company issued 50,000 shares of its Class A Common Stock to Ruben Calderon pursuant to the Company's 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Calderon's continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financials statements for the period ended December 31, 2025. In addition, during the year ended December 31, 2025, the Company issued an aggregate of 3,334 shares of Common Stock to Mr. Calderon as part of his bonus compensation under his 2025 Executive Employment Agreement. These shares were issued in two tranches: 1,694 shares on October 14, 2025, and 1,6400 shares on December 15, 2025. The issuances were approved by the Board of Directors and represent non-cash compensation earned upon achievement of the performance milestones specified in his agreement.

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

Indemnification Agreements

We have entered or intend into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and expense advancement that are, in some cases, broader than the specific indemnification provisions contained under Nevada law or under relevant employment agreements.

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

Item 14. Principal Accounting Fees and Services.

Based on the Company’s evaluation and determination that M&K CPAs, PLLC (“M&K”) is independent, we have engaged such firm as our independent registered public accounting firm for fiscal year 2025. In making this determination, the Company is requesting its stockholders to ratify the appointment of M&K at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify such appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of M&K will be present at the 2026 Annual Stockholders' Meeting and will have the opportunity to make a statement and be available to answer questions.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, M&K CPAs, PLLC, Houston, TX, for audit and review services for the fiscal year ended December 31, 2024 and December 31, 2025 were approximately $106,175 and $108,685.

Tax Fees

Fees paid to M&K CPAs, PLLC associated with tax compliance services were $0 in 2024 and $0 in 2025.

Fees paid to M&K CPAs, PLLC associated with tax consultation services were $0 in 2024 and $0 in 2025.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee approved, in advance, all work performed for the years ended December 31, 2025 and December 31, 2024, by our principal accountant, M&K CPAs, PLLC. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by M&K CPAs, PLLC.

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

Exhibit Index

Exhibit Number	Description
1.1**	Form of Underwriting Agreement
2.1**	Agreement and Plan of Merger, dated as of February 13, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger sub 2, Inc. and Xtend Reality Expansion Ltd.
2.2**	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 21, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger Sub 2, Inc. and Xtend Reality Expansion Ltd.
3.1**	Amended and Restated Articles of Incorporation of the Company dated September 30, 2024
3.2**	Bylaws of the Company dated September 26, 2024
3.3*	Certificate of Designation of Series C Convertible Preferred Stock.
3.4**	Certificate of Change for JFB Construction Holdings.
3.5**	Certificate of Correction for JFB Construction Holdings
4.1**	Specimen Stock Certificate evidencing the shares of Class A Common Stock
4.3**	Form of Representative's Warrants
4.4**	Form of Representative's Warrants
4.5**	Form of Offering Warrants
4.6*	Common Stock Purchase Warrant A
4.7*	Common Stock Purchase Warrant B
10.1**	Contribution and Shares Exchange Agreement dated July 18,2024, by and among JFB Construction Holdings and the shareholders of JFB Construction & Development, Inc
10.2**	Employment Agreement dated July 18, 2024 between the Company and Joseph F. Basile III
10.3**	Employment Agreement dated July 18, 2024 between the Company and Ruben Calderon
10.4**	2024 Equity Incentive Plan
10.5**	Loose Cannon Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial, LLC
10.6**	Construction Agreement dated July 18,2024 by and between the Company and Chartered Services, LLC
10.7**	Aura Commercial Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial ,LLC
10.8**	Construction Agreement dated July 18,2024 and between the Company and Rare Capital Partners, LLC
10.9**	Consulting Agreement with Chartered Services, LLC dated July 17, 2024 by and between the Company and Chartered Services, LLC
10.10**	Form Construction Contract
10.11**	Form Officer and Director Indemnification Agreement
10.12**	Amendment to Lease Agreement by and between the Company and Aura Commercial, LLC
10.13**	Amendment to Consulting Agreement with Chartered Services, LLC
10.14**	Amended and Restated Employment Agreement dated February 1, 2025 between the Company and Joseph F. Basile III
10.15**	Amended and Restated Employment Agreement dated February 1,2025 between the Company and Ruben Calderon
10.16*	Subscription Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.17*	Side Letter Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.18*	Cost-Plus 5% Construction Management Contract between JFB Construction Holdings and Onyx OB Hotel Owner LLC, dated May 1, 2025
10.19*	Employment Agreement, dated September 22, 2025, between JFB Construction Holdings and William Dyer
10.20*	Securities Purchase Agreement
10.21*	Placement Agency Agreement
10.22**	Registration Rights Agreement
10.23*	Share Redemption Agreement
10.24**	Form of Securities Purchase Agreement dated February 13, 2026
10.25**	Support Agreement, dated as of February 13, 2026, by and between XTEND Reality Expansion Ltd. and American Ventures LLC, Series XIV JFB.

10.26**	Support Agreement, dated as of February 13, 2026 by and among XTEND Reality Expansion Ltd., Joseph F. Basile III and the Basile Family Irrevocable Trust.
10.27**	Form of Xtend Support Agreement.
10.28**	Simple Agreement for Future Equity, dated as of February 13,2026, by and between JFB Construction Holdings and Xtend Reality Expansion Ltd.
10.29**	Indemnification Agreement, dated as of February 13, 2026, by and between JFB Construction Holdings and Joseph F. Basile, III.
14.1**	Code of Conduct
21.1**	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm's Consent
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JFB Construction Holdings

Date: March 31, 2026	By:	/s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph F. Basile III
Joseph F. Basile III	Chief Executive Officer and Director	March 31,2026
/s/ Ruben Calderon	Principal Executive Officer
Ruben Calderon	Chief Financial Officer	March 31, 2026

/s/ Nelson Garcia	Principal Financial Officer, Principal Accounting Officer
Nelson Garcia	Director	March 31, 2026

/s/ Stefan Passantino
Stefan Passantino	Director	March 31, 2026

/s/ Christopher Melton
Christopher Melton	Director	March 31, 2026

/s/ David Clukey
David Clukey	Director	March 31, 2026

/s/ Miklos Gulyas
Miklos Gulyas	Director	March 31, 2026

/s/ Jamie Zambrana Jr.
Jamie Zambran, Jr	Director	March 31, 2026