Form 10-K/A
period 2025-12-31
JFB Construction Holdings
filed 2026-04-21
CIK 2024306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price as of June 30,2025 of $6.70 per share, the last business day of the Registrant’s most recently completed fourth quarter, was approximately $12,440,230.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2026 was 14,207,900.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the annual report on Form 10-K of JFB Construction Holdings (the “Company”) for the period ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026 (the “Form 10-K”).

This Amendment is an exhibit-only filing solely for the purpose of filing Exhibit 97.1. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

Exhibit Index
Exhibit Number	Description
1.1**	Form of Underwriting Agreement
2.1**	Agreement and Plan of Merger, dated as of February 13, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger sub 2, Inc. and Xtend Reality Expansion Ltd.
2.2**	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 21, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger Sub 2, Inc. and Xtend Reality Expansion Ltd.
3.1**	Amended and Restated Articles of Incorporation of the Company dated September 30, 2024
3.2**	Bylaws of the Company dated September 26, 2024
3.3**	Certificate of Designation of Series C Convertible Preferred Stock.
3.4**	Certificate of Change for JFB Construction Holdings.
3.5**	Certificate of Correction for JFB Construction Holdings
4.1**	Specimen Stock Certificate evidencing the shares of Class A Common Stock
4.3**	Form of Representative’s Warrants
4.4**	Form of Representative’s Warrants
4.5**	Form of Offering Warrants
4.6**	Common Stock Purchase Warrant A
4.7**	Common Stock Purchase Warrant B
10.1**	Contribution and Shares Exchange Agreement dated July 18,2024, by and among JFB Construction Holdings and the shareholders of JFB Construction & Development, Inc
10.2**	Employment Agreement dated July 18, 2024 between the Company and Joseph F. Basile III
10.3**	Employment Agreement dated July 18, 2024 between the Company and Ruben Calderon
10.4**	2024 Equity Incentive Plan
10.5**	Loose Cannon Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial, LLC
10.6**	Construction Agreement dated July 18,2024 by and between the Company and Chartered Services, LLC
10.7**	Aura Commercial Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial ,LLC
10.8**	Construction Agreement dated July 18,2024 and between the Company and Rare Capital Partners, LLC
10.9**	Consulting Agreement with Chartered Services, LLC dated July 17, 2024 by and between the Company and Chartered Services, LLC
10.10**	Form Construction Contract
10.11**	Form Officer and Director Indemnification Agreement
10.12**	Amendment to Lease Agreement by and between the Company and Aura Commercial, LLC
10.13**	Amendment to Consulting Agreement with Chartered Services, LLC
10.14**	Amended and Restated Employment Agreement dated February 1, 2025 between the Company and Joseph F. Basile III
10.15**	Amended and Restated Employment Agreement dated February 1,2025 between the Company and Ruben Calderon
10.16**	Subscription Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.17**	Side Letter Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.18**	Cost-Plus 5% Construction Management Contract between JFB Construction Holdings and Onyx OB Hotel Owner LLC, dated May 1, 2025
10.19**	Employment Agreement, dated September 22, 2025, between JFB Construction Holdings and William Dyer
10.20**	Securities Purchase Agreement
10.21**	Placement Agency Agreement
10.22**	Registration Rights Agreement
10.23**	Share Redemption Agreement
10.24**	Form of Securities Purchase Agreement dated February 13, 2026
10.25**	Support Agreement, dated as of February 13, 2026, by and between XTEND Reality Expansion Ltd. and American Ventures LLC, Series XIV JFB.

10.26**	Support Agreement, dated as of February 13, 2026 by and among XTEND Reality Expansion Ltd., Joseph F. Basile III and the Basile Family Irrevocable Trust.
10.27**	Form of Xtend Support Agreement.
10.28**	Simple Agreement for Future Equity, dated as of February 13,2026, by and between JFB Construction Holdings and Xtend Reality Expansion Ltd.
10.29**	Indemnification Agreement, dated as of February 13, 2026, by and between JFB Construction Holdings and Joseph F. Basile, III.
14.1**	Code of Conduct
21.1**	List of Subsidiaries
23.1**	Independent Registered Public Accounting Firm’s Consent
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy

* Filed herewith.

** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JFB Construction Holdings

Date: April 21, 2026	By:	/s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph F. Basile III
Joseph F. Basile III	Chief Executive Officer and Director	April 21, 2026

/s/ Ruben Calderon	Principal Executive Officer
Ruben Calderon	Chief Financial Officer	April 21, 2026

/s/ Nelson Garcia	Principal Financial Officer, Principal Accounting Officer
Nelson Garcia	Director	April 21, 2026

/s/ Stefan Passantino
Stefan Passantino	Director	April 21, 2026

/s/ Christopher Melton
Christopher Melton	Director	April 21, 2026

/s/ David Clukey
David Clukey	Director	April 21, 2026

/s/ Miklos Gulyas
Miklos Gulyas	Director	April 21, 2026

/s/ Jamie Zambrana Jr.
Jamie Zambran, Jr	Director	April 21, 2026