Form 10-Q
period 2026-03-31
JFB Construction Holdings
filed 2026-05-14
CIK 2024306

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
Class A Common Stock, par value $0.0001 per share	JFB	The Nasdaq Capital Market

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

As of May 14, 2026, there were 15,330,600 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Item 1. Financial Statements .

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Cash	$3,715,840	$22,208,384
Restricted Cash	3,000,000	3,000,000
Contract Receivables	7,059,241	9,243,354
Contract Assets	6,758,560	2,630,561
Prepaid expenses	103,598	218,579
TOTAL CURRENT ASSETS	20,637,239	37,300,878

NON- CURRENT ASSETS
Prepaid Acquisition Cost	30,223,000	-

NET PROPERTY AND EQUIPMENT	926,350	996,771

Other Assets-Related Party	-	50,000

RIGHT-OF-USE ASSETS – RELATED PARTY	1,921,732	686,053

Investment In Class A Common Stock	1,000,000	1,000,000

TOTAL ASSETS	$54,708,321	$40,033,702

LIABILITIES
Accounts payable and other payables	$5,406,266	$978,103
Accrued expenses	156,251	136,731
Contract liabilities	927,102	383,689
Lease liabilities – related party	1,944,170	700,161
TOTAL CURRENT LIABILITIES	8,433,789	2,198,864

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 4,035,894 and 4,389,500 shares issued and outstanding as of March 31,2026 and December 31, 2025	404	439
Class A Common stock, $0.0001 par value, 372,000,000 shares authorized; 14,430,600 and 12,603,900 issued and outstanding as of March 31,2026 and December 31,2025	1,443	1,260
Additional paid in Capital	48,898,029	37,200,867
Accumulated deficit	(2,625,344)	632,272
TOTAL SHAREHOLDER’S EQUITY	46,274,532	37,834,838

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$54,708,321	$40,033,702

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three Months Ended
	March 31, 2026	March 31, 2025

Sales	$10,470,579	$5,913,863
Sales-Related Party	2,213,010	-
Cost of Goods Sold	9,297,763	4,444,497
Cost of Goods Sold-Related Party	2,091,294	-
Gross Profit (Loss)	1,294,532	1,469,366

Operating Expenses
Selling and marketing expenses	1,192,410	112,084
General and administrative expense	3,368,044	1,285,707
Rent expense-related party	81,239	35,784
Depreciation and amortization expense	82,051	62,978
Total Operating Expense	4,723,744	1,496,553

Income(loss) from Operations	(3,429,212)	(27,187)

OTHER INCOME (EXPENSE)
Other Income (Expense)	(624)	10,000
Interest Income	172,220	47,494

TOTAL OTHER INCOME	171,596	57,494

NET INCOME (LOSS)	$(3,257,616)	$30,307

Earnings (Loss) Per Share
Basic and Diluted Common Share	$(0.25)	$0.00

Weighted- Average Common Shares Outstanding, Basic and Diluted	13,250,889	17,250,000

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C PreferredStock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Total

Balance, December 31, 2024	8,000,000	$800	8,000,000	$800	-	-	$424,336	$5,903,823	$6,329,759
Contributions March 31, 2025	-	-	-	-	-	-	-	1,000	1,000
Proceeds from Issuance of Common stock, net	2,500,000	250	-	-	-	-	4,667,386	-	4,667,636
Net Income March 31, 2025	-	-	-	-	-	-		30,307	30,307
Balance, March 31, 2025	10,500,000	$1,050	8,000,000	$800	-	-	$5,091,722	$5,935,130	$11,028,702

Balance, December 31, 2025	12,603,900	$1,260	-	-	4,389,500	$439	$37,200,867	$632,272	$37,834,838

Proceeds from Exercise of Warrants	195,352	20	-	-	-	-	1,074,416	-	1,074,436
Shares Issued for Service	136,000	14	-	-	-	-	1,607,506	-	1,607,520
Proceeds from Issuance of Common stock, net	802,000	80	-	-	-	-	9,015,274	-	9,015,354
Conversion of Preferred Stock C to Common Stock	650,000	65	-	-	(353,606)	(35)	(30)	-	-
Cashless exercise of warrants	43,348	4	-	-	-	-	(4)	-	-
Net Loss March 31, 2026	-	-	-	-	-	-	-	(3,257,616)	(3,257,616)
Balance, March 31, 2026	14,430,600	$1,443	-	-	4,035,894	$404	$48,898,029	$(2,625,344)	$46,274,532

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2026	March 31, 2025
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,257,616)	$30,307
Adjustments to reconcile Net Income (Loss) to Net Cash provided by operations:
Depreciation Expense	82,051	62,978
(Gain) loss on sale of fixed asset	-	(10,000)
Shares issued for Services	1,607,520	-
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	2,184,113	289,300
Other Assets	50,000	-
Contract Assets	(4,127,999)	300,367
Prepaid Expenses	114,981	79,716
Lease Liabilities, net	8,330	(2,797)
Accounts Payable	4,428,163	251,539
Accrued Expenses	19,520	5,769
Contract Liabilities	543,233	(614,344)
CASH PROVIDED BY OPERATING ACTIVITIES	1,652,296	392,835
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from sale of Fixed Asset	-	10,000
Cash Used for Long- Term Investments	(30,223,000)	-
Cash Paid for purchased of Fixed Assets	(11,630)	(45,843)
NET CASH USED IN INVESTING ACTIVITIES	(30,234,630)	(35,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock A, net	9,015,354	4,667,636
Proceeds from Exercise of Warrants	1,074,436	-
Shareholder (Distributions) Contributions	-	1,000
CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES	10,089,790	4,668,636
NET INCREASE (DECREASE) IN CASH	(18,492,544)	5,025,628
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	25,208,384	2,696,183
Cash and restricted cash at end of period	$6,715,840	$7,721,811

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash Financing
Conversion of Preferred Stock to Common Stock	$65
Cashless exercise of warrants	$4	$—

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

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025 and for the year ended December 31, 2025.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report for the year ended December 31, 2025.

Cash and Restricted Cash

The Company’s cash is comprised of highly liquid investments with an original maturity of three (3) months or less.

As of March 31, 2026 the Company holds $3,000,000 in restricted cash maintained in a separate escrow account. These funds were deposited as collateral required to secure the performance bond associated with the DeSoto School Project. The restricted cash is not available for general corporate use while the bond remains outstanding. Under the terms of the bond agreement, failure to perform or underperform on the DeSoto School Project could result in forfeiture of the $3,000,000 collateral.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2026 and December 31, 2025, the cash balance in excess of the FDIC limits was $3,401,961 and $21,862,085 respectively.

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

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to-cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 49.5% and 69% of revenue for the periods ended March 31, 2026 and March 31, 2025 respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to-cost method. The Residential segment of JFB Construction represents 10.7% and 31% of revenue for the periods ended March 31,2026 and March 31,2025 respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. The Real Estate Development segment of JFB Construction represents 39.8% and 0% of revenue for the periods ended March 31,2026 and March 31,2025 respectively.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $135,236 as of March 31,2026 and December 31, 2025 respectively. The contract receivable balance was $7,059,241 on March 31,2026 and $9,243,354 on December 31, 2025.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets because they have future economic benefits and are expensed at the time the benefits are realized. The prepaid expenses balance was $103,598 and $218,579 at March 31,2026 and December 31, 2025, respectively.

In addition, on February 17, 2026, the Company remitted $30,223,000 to XTEND as a down payment pursuant to the terms of the parties' merger agreement. This payment represents a contractual deposit required under the agreement and is classified in accordance with its nature within the Company's financial statements. For additional information regarding the merger agreement, refer to Note 10.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $1,192,410 for the three months ended March 31,2026 and $112,084 for the three months ended March 31,2025 .

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

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years
Leasehold Improvements	7 years

	03/31/2026	12/31/2025
Field Equipment	$114,206	$114,206
Computer Equipment	6,911	6,911
Vehicles	837,230	837,230
Office Equipment	2,076	2,076
Leasehold Improvements	783,471	771,841
	1,743,894	1,732,264
Less accumulated depreciation	(817,544)	(735,493)
Net Property and Equipment	$926,350	$996,771

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

Depreciation expense during the three months ended March 31,2026 and March 31,2025 , was $82,051 and $62,978 respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2026 the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

5. Recognize Revenue when (or as) the Company Satisfies a Performance Obligation. The Company recognizes revenue over time based on the progress towards completion of performance obligation. Revenue recognized during this reporting period is derived from the total contract value as allocated to performance obligations satisfied during that period. Commercial construction revenue is recognized over time, using the cost-to-cost method as we perform work on projects. Residential construction is similarly recognized over time for custom builds and remodel using the cost-to-cost method. By treating our contracts as a single performance obligation, we ensure that our revenue recognition process accurately reflects the economic realities of our business operations across all segments. This approach provides clarity to stakeholders regarding our revenue-generating activities, aligning with the guidance provided in ASC 606-10-55-89 through 55-91.

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ended March 31,2026 and the year ended December 31, 2025, was $6,758,560 and $2,630,561, respectively. The contract liability for the three months ended March 31,2026, and the year ended December 31, 2025, was $927,102 and $383,689, respectively. The allowance for doubtful accounts was $135,236 as of March 31,2026 and December 31, 2025. The contract receivable balance was $7,059,241 as of March 31, 2026 and $9,243,354 as of December 31, 2025.

Note 4 – Business Segment Information

The Company operates primarily in three distinct business segments: Commercial Construction, Residential Construction, and Real Estate Development.

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to-cost method, reflecting the extent of work performed on contracts.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to-cost method.

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

Segment information is as follows:

For the three months ended March 31, 2026	Commercial	Residential	Real Estate Development	Consolidated
Sales	$6,278,377	$1,317,134	$5,088,078	$12,683,589
Cost of Goods Sold	5,637,583	943,240	4,808,234	11,389,057
Gross Profit (Loss)	640,794	373,894	279,844	1,294,532

Operating Expenses
Selling & Marketing Expenses	590,243	127,588	474,579	1,192,410
General & Administrative Expenses	1,655,547	381,370	1,331,127	3,368,044
Rent expense-related party	27,077	27,085	27,077	81,239
Depreciation and amortization expense	27,348	27,355	27,348	82,051
Total Operating Expense	2,300,215	563,398	1,860,131	4,723,744

Income (loss) From Operations	(1,659,421)	(189,504)	(1,580,287)	(3,429,212)

OTHER INCOME (EXPENSE)
Other Income (expenses)	(309)	(67)	(248)	(624)
Interest Income	85,249	18,427	68,544	172,220

TOTAL OTHER INCOME	84,940	18,360	68,296	171,596

NET INCOME (LOSS)	$(1,574,481)	$(171,144)	$(1,511,991)	$(3,257,616)

For the three months ended March 31, 2025	Commercial	Residential	Real Estate Development	Consolidated
Sales	$4,091,210	$1,822,653	-	5,913,863
Cost of Goods Sold	3,074,703	1,369,794	-	4,444,497
Gross Profit (Loss)	1,016,507	452,859		1,469,366

Operating Expenses
Selling & Marketing Expenses	77,540	34,544	-	112,084
General & Administrative Expenses	889,452	396,255	-	1,285,707
Rent Paid- Related Party	24,755	11,029	-	35,784
Depreciation and amortization expense	43,568	19,410	-	62,978
Total Operating Expense	1,035,315	461,238	-	1,496,553

Loss From Operations	(18,808)	(8,379)	-	(27,187)

OTHER INCOME (EXPENSE)
Other Income (Expenses)	6,918	3,082	-	10,000
Interest Income	32,856	14,638	-	47,494

TOTAL OTHER INCOME	39,774	17,720	-	57,494

NET INCOME (LOSS)	$20,966	$9,341	-	$30,307

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

Total rent expense was $81,239 for the three months ended March 31, 2026, and $35,784 for the three months ended March 31, 2025. The Company has a lease liability recorded of $1,944,170 as of March 31, 2026.

In accordance with the accounting standards under ASC 842, the Company has entered into a lease agreement with Aura Commercial LLC, a related party, for office space. The total rental obligation under the lease amounts to $24,303 per month.

Lease Terms: 7 years

Monthly Rent: $24,303 and a 2.5 % adjustment increase per year.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $11,928 with 2.5% adjustment increases per year. The lease grants an option to renew this lease agreement for two terms of five years following the expiration of the initial term and first option term, as the case may be. Effective January 1, 2026, we entered into an additional lease with Aura Commercial, LLC for the first floor of the same building, which provides for a base monthly rent of $12,375, subject to the same 2.5% annual adjustment increases.

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $1,944,170 at period ended March 31, 2026.

Note 6 – Income Taxes

JFB has elected to be taxed as an “C” Corporation under the provisions of the Internal Revenue Code (the “Code”). Under this provision, the Company is directly responsible for the calculation and payment of federal corporate income taxes on its taxable income, as determined in accordance with the code and relevant regulations.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the three months ended March 31, 2026 and the year ended December 31, 2025, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Sales and Accounts Receivable

During the periods ended March 31, 2026 one (1) customer totaled 43% of accounts receivable. In the period ended March 31, 2025 three (3) customers totaled 82% of accounts receivable.

The Company performs ongoing credit valuations on its customers and management believes that the financial viability of these customers its sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the three months ended March 31, 2026, and the year ended December 31, 2025.

Note 8 – Related Party Transactions

On March 14,2024 we were awarded a $21 million project with Rare Capital Partners LLC to build a 79-unit townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. On or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30,2024. Construction on the project commenced on June 1, 2025, with vertical construction currently underway over the next five months as part of the second development phase. As of March 31, 2026, the Company has recorded $2,213,010 in related party sales associated with this project, along with $2,091,294 in related party cost of goods sold.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $24,303 with 2.5% adjustment increases per year. We presently occupy approximately 8,991 square feet of the building. On January 1, 2026 the Company entered into a new lease agreement with Aura Commercial, LLC for the rental of the first floor of the Aura Commercial building, further expanding the Company's operational footprint. Total rent expense under this related party agreement was $81,239 and $35,784 for the three months ended March 31, 2026 and March 31, 2025 respectively.

On May 1, 2025, the Company entered into a Construction agreement as general contractor and co-developer for a new Courtyard by Marriott hotel in Olive Branch, Mississippi. The project includes the development of a 117- room hotel. As of March 31, 2026, the Company recognized revenue of $0 and associated cost of goods sold of $0 related to this project.

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

On February 17, 2026 the Company entered into a definitive Merger Agreement with XTEND pursuant to which XTEND will acquire all of the outstanding equity interests of the Company, subject to the terms and conditions set forth in the agreement. In connection with the execution of the merger agreement, the Company remitted $30,223,000 to XTEND as an upfront payment. The transaction is structured as a business combination and is expected to close following the satisfaction of customary closing conditions, including regulatory approvals and the effectiveness of XTEND’s registration statement. Under the terms of the Merger Agreement, the Company and XTEND will coordinate on all material corporate actions prior to closing, including equity issuances, compensation‑related grants, and other matters requiring XTEND’s consent. The Company continues to operate independently until the closing of the transaction. If the merger does not close, the upfront payment will remain with XTEND, and the Company will retain its resulting equity interest in XTEND as a privately held entity.

Litigation

From time to time, the Company is party to various claims or actions arising out of the ordinary course of business. While any proceeding or litigation contains an element of uncertainty, management believes no matter exists that would have a material impact on the Company’s financial position, liquidity, or results of operations.

As of March 31, 2026, there was no on-going litigation. During the period ended March 31, 2025 there was ongoing litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company had filed a lien on the property. The case was settled on March 19, 2025, and the Company received a settlement amount of $39,138.

Note 11 – Equity

The Company is authorized to issue up to 200,000,000 shares of all classes of stock. 20,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 190,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 372,000,000 shares of the common stock designated as “Class A Common Stock” and 4,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of March 31, 2026, and December 31,2025 14,430,600 and 12,603,900 shares of Class A Common Stock have been issued.

At times the CEO of the Company, makes contributions to the Company. For the three months ended March 31, 2026 the contributions were $0. There were $1,000 in contributions for the three months ended March 31, 2025.

On March 7,2025 the Company consummated its initial public offering of 2,500,000 units of the Company's Class A common stock at a public offering price of $4.125 per unit, generating gross proceeds of $5,156,250. In connection with the offering, the Company also sold 138,600 option warrants at a price of $0.01 per warrant, generating additional gross proceeds of $1,386 for total gross proceeds of $5,157,636. Pursuant to the underwriting agreement with Kingswood Capital Partners, LLC, the Company incurred $490,000 in expenses, resulting in net proceeds of $4,667,636.

On January 16, 2026 the board authorized 136,000 shares of Class A common stock to eligible participants including board members and employees for a total fair value of $1,607,520. The issuance of these equity awards was accounted for in accordance with ASC 718.

As of March 31, 2026, the Company had 4,035,894 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) issued and outstanding. Each share of Series C Preferred Stock was issued as part of a unit consisting of one share of Series C Preferred Stock and accompanying Common Stock purchase warrants. The Series C Preferred Stock carries a stated value of $10.00 per share and is convertible at the option of the holder into shares of the Company’s Common Stock at a conversion price of $2.72 per share, subject to customary anti‑dilution adjustments for stock splits, stock dividends, recapitalizations, and certain dilutive issuances. In connection with the issuance of the Series C units, the Company has 16,137,866 warrants outstanding that are associated with the Series C Preferred Stock.

Holders of Series C Preferred Stock are entitled to receive dividends on an as‑converted basis if and when dividends are declared on the Company’s Common Stock. Dividends are non-cumulative. The Series C Preferred Stock votes together with the Common Stock on an as‑converted basis, except for matters requiring a separate class vote under applicable law or the Certificate of Designation. The Series C Preferred Stock includes customary protective provisions, including approval rights over amendments to the Certificate of Incorporation that adversely affect the Series C, the creation of senior or pari pass preferred stock, and certain corporate actions. As of March 31, 2026, the Company had 353,606 shares of Series C preferred Stock converted into 650,000 Class A Common Stock. The conversion resulted in no gain or loss recognized, and no such gains or losses were incurred otherwise required to be recorded.

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

During the period ended March 31, 2026, holders exercised a total of 195,352 warrants, resulting in gross proceeds of $1,074,436 to the Company. In addition, holders exercised 43,348 warrants on a cashless basis during the period. The warrants exercised during the period were issued in prior financing transactions and each entitled the holder to purchase one share of the Company's Common Stock. Including these transactions, a cumulative total of 2,281,506 warrants have been exercised to date.

The Company estimated the fair value of the warrants issued during the period using the Black‑Scholes option pricing model. The 1,388,600 warrants issued in connection with earlier financing activities had an aggregate estimated fair value of $440,304 at the time of issuance. The 16,783,381 warrants issued in connection with the October 2, 2025 PIPE transaction had an aggregate Black-Scholes estimated fair value of $47,993,543 at the time of issuance.

Total Warrants outstanding as of December 31, 2025	34,751,156
Total warrants Exercised	(238,700)

Total Warrants Outstanding as of March 31, 2026	34,512,456

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

On February 18, 2026, the Company completed a private investment in public equity (“PIPE”) financing with American Ventures, LLC, Series XIV JFB (the “Investor”). Pursuant to the securities purchase agreement, the Company issued 802,000 shares of its common stock at a purchase price of $12.50 per share, resulting in gross proceeds of $10,025,000.

In connection with the transaction, the Company incurred $1,009,650 of offering costs, including placement agent fees, legal fees, and escrow fees, all of which were recorded as a reduction to Additional Paid‑In Capital in accordance with ASC 505‑10. After deducting these offering costs, the Company received net proceeds of $9,015,354.

The PIPE financing strengthened the Company’s liquidity position and is intended to support general corporate purposes, working capital needs, and ongoing growth initiatives. The shares issued in the PIPE were not registered under the Securities Act of 1933 and were issued pursuant to applicable private placement exemptions.

Note 12 – Subsequent Event

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, based on this evaluation, management has determined that a material subsequent event occurred;

On April 28, 2026, the Company issued 100,000 shares of Class A Common Stock to Ruben Calderon its CFO as part of his 2026 executive bonus compensation. The issuance was approved by the Board of Directors and reflects performance-based equity award under the Company's Equity Incentive Plan (ESOP).

On April 29, 2026, XTEND submitted its Form S-4 registration statement to the Securities and Exchange Commission in connection with the proposed merger between the Company and XTEND. The filing of the Form S-4 occurred after the balance sheet date and does not impact the Company's financial position as of March 31, 2026.

As of May 14, 2026, American Ventures converted Preferred Stock to 800,000 shares of Common Stock consisting of 217,604 Series C shares converted on April 21,2026 and May 5,2026.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through May 14, 2026 the date that the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

On March 5,2025, the Company completed its initial public offering ("IPO"), issuing 2,500,000 units of Class A common stock. The IPO generated net proceeds of $4,667,636 after deducting underwriter discounts, commissions, and offering expenses.

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

Class A Members are entitled to an 8% cumulative, non-compounding preferred return (beginning upon hotel operations), a return of capital, and a share of distributable cash as outlined in the offering subscription agreement. Pursuant to a side agreement dated April 24, 2025, JFB Construction Holdings is exempt from the standard promote structure. The Company does not possess ownership or majority voting rights due to minimal investment in CM OB Hotel Owner, LLC. Furthermore, the Company does not exercise control over the activities that significantly influence the economic performance of CM OB Hotel Owner, LLC

On February 17, 2026 the Company entered into a definitive Merger Agreement with XTEND pursuant to which XTEND will acquire all of the outstanding equity interests of the Company, subject to the terms and conditions set forth in the agreement. The transaction is structured as a business combination and is expected to close following the satisfaction of customary closing conditions, including regulatory approvals and the effectiveness of XTEND’s registration statement. Under the terms of the Merger Agreement, the Company and XTEND will coordinate on all material corporate actions prior to closing, including equity issuances, compensation‑related grants, and other matters requiring XTEND’s consent. The Company continues to operate independently until the closing of the transaction.

Officer and Director Changes

On February 13, 2026, Bjarne Borg resigned from his position as a member of the Board of Directors of JFB Construction Holdings and from all committees of the Board, effective immediately. Mr. Borg’s resignation was not the result of any disagreement with management or the Board on any matter relating to the Company’s operations, policies, or practices.

On February 13, 2026, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed Stefan Passantino to serve as a member of the Board, effective immediately. The Board also appointed Mr. Passantino to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.The Board affirmatively determined that Mr. Passantino is an independent director under applicable Nasdaq listing standards.The Board believes that Mr. Passantino’s scholarship and experience make him well‑qualified to help lead the Company toward continued growth and success. Mr. Passantino does not have any family relationship with any current officer or director of the Company.There are no related party transactions with respect to Mr. Passantino that are reportable under Item 404(a) of Regulation S‑K. As compensation for his service as a member of the Board, Audit Committee, and Nominating and Corporate Governance Committee, Mr. Passantino will receive equity‑based compensation on the same terms as other independent members of the Board.

Our Financial Position

For the three Months Ended March 31, 2026 Compared to three Months Ended March 31, 2025

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three months ended March 31		Change
	2026	2025	$ Amount
Revenues	$12,683,589	$5,913,863	$6,769,726
Cost of revenues	11,389,057	4,444,497	6,944,560
Gross profit	1,294,532	1,469,366	(174,834)
Operating expenses:
Selling and marketing expense	1,192,410	112,084	1,080,326
General and administrative	3,368,044	1,285,707	2,082,337
Rent expense-related party	81,239	35,784	45,455
Depreciation and amortization expense	82,051	62,978	19,073
Total operating expenses	4,723,744	1,496,553	3,227,191
Income(loss) from operations	(3,429,212)	(27,187)	(3,402,025)
Other income (expense):
Other income, (Expenses)	(624)	10,000	(10,624)
Interest income	172,220	47,494	124,726
Total other income (expense), net	171,596	57,494	114,102
Net income (Loss)	$(3,257,616)	$30,307	$(3,287,923)

Revenues.

Revenues increased by $6,769,726, or 114%, to approximately $12,683,589 in the three months ended March 31, 2026 from approximately $5,913,863 for the three months ended March 31, 2025. The increase in revenue was principally driven by the Company's execution of larger real estate development projects, which contributed significantly higher contract values and construction activity during the period.

Cost of revenues

Cost of revenues increased $6,944,560, or 156%, to approximately $11,389,057 in the three months ended March 31, 2026 from approximately $4,444,497 for the three months ended March 31, 2025. The increase was primarily due to the higher level of construction activity associated with larger real estate development projects, and reflects a rise in direct project cost in parallel with the increase in revenue during the period.

Gross profit

Our gross profit decreased by $174,834, or 13.5%, to $1,294,532 in the three months ended March 31, 2026 from $1,469,366 in the three months ended March 31, 2025. The decrease in the gross profit was primarily attributable to the shift in project mix during the period, as the Company executed larger real estate development projects that inherently carry lower gross margin profiles, resulting in reduced profitability despite the overall increase in revenue.

Selling and marketing expenses

Our selling and marketing expenses increased by $1,080,326, or 964%, to $1,192,410 in the three months ended March 31, 2026 from $112,084 in the three months ended March 31, 2025, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions. In addition, expenses increased as the Company invested in awareness initiatives designed to strengthen recognition of the Company's trading symbol within the capital markets and broader investor community.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $2,082,337 or 74%, to approximately $3,368,044 in the three months ended March 31, 2026 from approximately $1,285,707 in the three months ended March 31, 2025. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes our IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. In addition, the increase in general and administrative expenses reflects board of directors compensation, increased legal expenses and higher rent expense. Our general and administrative expenses represented 26% and 22% of our total revenue for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $19,073, or 30%, to $82,051 in the three months ended March 31, 2026 from $62,978 in the three months ended March 31, 2025, primarily due to expansion of the company’s asset base, including the acquisition of additional Company vehicles, has contributed to the higher depreciation expense. The increase in depreciation and amortization expenses reflects the Company ongoing investment in its asset base, which the Company believes is important for supporting long-term growth and operational effectiveness.

Interest expenses

Our other income decreased by $10,624, or 106%, to $(624) in the three months ended March 31, 2026 from $10,000 in the three months ended March 31, 2025. The decrease primarily is attributed to the absence of the prior year settlement of a lawsuit with one of our clients.

Interest income

Our interest income increased by $124,726, or 263%, to $172,220 in the three months ended March 31, 2026 from $47,494 in the three months ended March 31, 2025. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest-bearing deposits and cash balances held at Sea Coast Bank. The increase in interest income reflects the Company’s successful efforts to capitalize on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net income

Our net income decreased by $3,287,923, or 10,849%, to $(3,257,616) in the three months ended March 31, 2026 from $30,307 in the three months ended March 31, 2025, primarily due to an increase in our general and administrative expenses, including professional fees, insurance costs, marketing efforts and overhead associated with operational growth. The decline in net income also reflects the Company's continued investment in building the infrastructure required to support larger construction projects and public- company operations. These investments included expanded administrative staffing, enhancements to IT systems, increased board of directors' compensation, higher legal expenses and an increased rent expense associated with the expansion of our corporate headquarters. Additionally, selling and marketing expenses rose substantially due to advertising initiatives and public-company symbol awareness campaigns.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	Three Months Ended March 31
	2026	2025
Net cash provided by operating activities	$1,652,296	$392,835
Net cash used in investing activities	(30,234,630)	(35,843)
Net cash provided by (used in) financing activities	10,089,790	4,668,636
Net (decrease) increase in cash	(18,492,544)	5,025,628
Cash, beginning of the period	25,208,384	2,696,183
Cash, end of the period	$6,715,840	$7,721,811

Operating Activities

Net cash provided by operating activities was $1,652,296 in the three months ended March 31, 2026, compared to cash provided in operating activities of approximately $392,835 in the three months ended March 31, 2025. This is a 321% increase primarily driven by higher revenues from larger real estate development projects, coupled with favorable changes in working capital, including higher customer billings and collections.

Investing Activities

Net cash used in investing activities was $(30,234,630) in the three months ended March 31, 2026, compared to net cash used in investing activities of $(35,843) in the three months ended March 31, 2025. The significant increase in cash used during the period was primarily attributable to the $30,223,000 advance payment remitted to XTEND in connection with the merger agreement.

Financing Activities

Net cash provided by financing activities was $10,089,790 in the three months ended March 31, 2026, compared to net cash provided by financing activities of $4,668,636 in the three months ended March 31, 2025. The increase in net cash used in financing activities in the three months ended March 31, 2026 was primarily attributable to the net proceeds of $9,015,354 from its completed Private Investment in Public Equity(PIPE) and $1,074,436 in net proceeds from exercised warrants.

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

Working Capital

As of March 31, 2026, we had cash of approximately $6,715,840. Our current assets were approximately $20,637,239 including approximately $7,059,241 in accounts receivable, approximately $6,758,560 in contract assets, $103,598 in prepaid expenses, and our current liabilities were approximately $8,433,789 including $5,406,266 in accounts payable, $927,102 contract liabilities, $156,251 in accrued expenses, $1,944,170 in lease liabilities which resulted in a positive working capital of $12,203,450.

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

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the three months ended March 31, 2026, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Significant estimates for the three months ended March 31, 2026, and 2025, respectively, include:

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

5.
Recognize Revenue when (or as) the Company Satisfies a Performance Obligation. The Company recognizes revenue over time based on the progress towards completion of performance obligation. Revenue recognized during this reporting period is derived from the total contract value as allocated to performance obligations satisfied during that period. Commercial construction revenue is recognized over time, using the cost-to-cost method as we perform work on projects. Residential construction is similarly recognized over time for custom builds and remodel using the cost-to-cost method.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2025.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time .

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

ITEM 5. OTHER INFORMATION

(a) Item 5.02 Departure of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 13, 2026, Bjarne Borg resigned from his position as a member of the Board of Directors of JFB Construction Holdings and from all committees of the Board, effective immediately. Mr. Borg’s resignation was not the result of any disagreement with management or the Board on any matter relating to the Company’s operations, policies, or practices.

On February 13, 2026, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed Stefan Passantino to serve as a member of the Board, effective immediately. The Board also appointed Mr. Passantino to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.The Board affirmatively determined that Mr. Passantino is an independent director under applicable Nasdaq listing standards.The Board believes that Mr. Passantino’s scholarship and experience make him well‑qualified to help lead the Company toward continued growth and success. Mr. Passantino does not have any family relationship with any current officer or director of the Company.There are no related party transactions with respect to Mr. Passantino that are reportable under Item 404(a) of Regulation S‑K. As compensation for his service as a member of the Board, Audit Committee, and Nominating and Corporate Governance Committee, Mr. Passantino will receive equity‑based compensation on the same terms as other independent members of the Board.

Item 8.01. Other Events.

On January 6, 2026, pursuant to the approval of the Board, upon the recommendation of the Compensation Committee of the Board, the Company issued, under the 2024 Equity Incentive Plan, shares of the Company’s common stock registered under the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2025, as follows: (i) 20,000 shares to Jamie Zambrana, Director; (ii) 20,000 shares to Nelson Garcia, Director; (iii) 20,000 shares to Miklos Gulyas, Director; (iv) 20,000 shares to Bjarne Borg, Director; (v) 20,000 shares to Christopher Melton Director; and (vi) 20,000 shares to David Clukey, Director.

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

** Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JFB CONSTRUCTION HOLDINGS

Dated: May 14, 2026	By:	//s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer (Principal Executive Officer)

Name	Title	Date

/s/ Joseph F. Basile III	Chief Executive Officer and Director
Joseph F. Basile II	Principal Executive Officer	May 14, 2026

/s/ Ruben Calderon	Chief Financial Officer
Ruben Calderon	Principal Financial Officer and Principal Accounting Officer	May 14, 2026

/s/ Nelson Garcia
Nelson Garcia	Director	May 14, 2026

/s/ Stefan Passantino
Stefan Passantino	Director	May 14, 2026

/s/ Christopher Melton
Christopher Melton	Director	May 14, 2026

/s/ Jamie Zambrana
Jamie Zambrana	Director	May 14, 2026
/s/ David Clukey
David Clukey	Director	May 14, 2026

/s/ Miklos Gulyas	Director	May 14, 2026
Miklos "John" Gulyas