Form 10-K/A
period 2025-12-31
JFB Construction Holdings
filed 2026-06-17
CIK 2024306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price as of June 30, 2025 of $6.70 per share, the last business day of the Registrant’s most recently completed fourth quarter, was approximately $12,440,230.

The number of shares of Registrant’s Common Stock outstanding as of June 16, 2026 was 17,521,630.

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

On February 17, 2026, we announced that we entered into a definitive Business Combination Agreement with XTEND Operating Systems Ltd. (“XTEND”), an AI-driven, software-first defense technology company focused on human-guided autonomy for unmanned systems. Under the agreement, JFB will combine with XTEND in an all-stock transaction and, following closing, the combined company is expected to operate under the name XTEND AI Robotics and to trade on Nasdaq under the ticker “XTND.” The transaction was unanimously approved by the Boards of Directors of both companies. Closing is subject to customary conditions, including stockholder approvals and regulatory clearances, and is expected to occur in 2026. JFB and XTEND entered into an amendment to the Business Combination Agreement on March 21, 2026. Further details, including the transaction structure, governance, and anticipated strategic benefits, are described in our Current Report on Form 8-K (including the Business Combination Agreement filed as an exhibit) and our subsequent communication filed pursuant to Rule 425.

On February 13, 2026, we entered into a private placement of our Class A common stock, issuing 1,604,000 shares at a price of $6.25 per share for aggregate gross proceeds of approximately $10.025 million. The offering was made to accredited investors and was disclosed in our Current Report on Form 8-K.

On October 2, 2025, we closed a private investment in public equity (PIPE) financing with American Ventures LLC, Series XIV JFB, issuing an aggregate of 4,389,500 shares of our Series C Convertible Preferred Stock (stated value $10.00 per share), together with two series of warrants. Gross proceeds from the financing were approximately $43.9 million before fees and expenses, as described in our Current Report on Form 8-K and accompanying press release furnished as an exhibit.

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

Forward-looking statements in this “Recent Developments” section are subject to risks and uncertainties, including those described under “Risk Factors” and elsewhere in this Annual Report and in our SEC filings, including with respect to the timing and completion of the proposed XTEND transaction, required approvals, integration risks, financing, market conditions, and other factors. Additional information about the XTEND transaction, including important risk factors and the terms of the Business Combination.

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

As of June 16, 2026 we have a total of 22 full-time employees, and one independent contractor. The success of our business depends upon our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. Additionally, the successful operation of our business depends upon engineers, project management personnel, other employees and qualified subcontractors who possess the necessary and required experience and expertise and who will perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel.

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

The costs incurred and gross margin realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

● on site conditions that differ from those assumed in the original bid or contract;

● failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs of materials needed to complete a contract;

● contract or project modifications creating unanticipated costs not covered by change orders;

● failure by our suppliers, subcontractors, designers, engineers, joint venture partners, or clients to perform their obligations;

● delays in quickly identifying and taking measures to address issues which arise during contract execution;

● changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials, as well as fuel for our equipment;

● claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;

● difficulties in obtaining required governmental permits or approvals;

● availability and skill level of workers in the geographic location of a project;

● citations issued by any governmental authority, including OSHA;

● unexpected labor conditions, costs or work stoppages;

● changes in applicable laws and regulations;

● delays caused by weather conditions;

● fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or clients or our own personnel; and

● mechanical problems with our machinery or equipment.

We currently maintain all our cash and cash equivalents with one financial institution, and, therefore, our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We currently maintain all our cash and cash equivalents with one (1) financial institution, Seacoast National Bank. As of June 16, 2026, our cash balance in excess of Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit was $10,818,120. Therefore, we may not be able to recover a substantial portion of these cash and cash equivalents, in the event of the failure of any such financial institutions. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions in the future, we are considering diversifying our investments by transferring cash not required for immediate use into short-term treasury bills and also considering transferring a portion of our cash and cash equivalents to other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at three financial institutions. Additionally, we intend to work with our current financial institution to increase the amount of funds held there that are insured by FDIC Insurance. Notwithstanding these efforts, the failure of our financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Investing in our stock involves substantial risk due to potential for rapid and unpredictable fluctuations in our stock price. The trading price of our common stock is likely to be volatile and may experience rapid and unpredictable changes. This volatility can make it difficult for investors to assess the rapidly changing value of our stock and may prevent you from being able to sell your shares at or above the price you paid for them. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

● actual or anticipated fluctuations in our quarterly or annual operating results;

● publication of research reports by securities analysts about us or our competitors or our industry;

● the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (“SEC”);

● our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market; additions and departures of key personnel;

● additions and departures of key personnel;

● strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

● the passage of legislation or other regulatory developments affecting us or our industry;

● speculation in the press or investment community;

● changes in accounting principles;

● terrorist acts, acts of war or periods of widespread civil unrest;

● natural disasters and other calamities; and

● changes in general market and economic conditions.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

● labor availability and costs for hourly and management personnel;

● changes in interest rates;

● macroeconomic conditions, both nationally and locally;

● changes in consumer preferences and competitive conditions;

● expansion to new markets;

● increases in infrastructure costs; and

● in commodity prices.

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

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

● changes in the valuation of our deferred tax assets and liabilities;

● expected timing and amount of the release of any tax valuation allowances;

● tax effects of stock-based compensation;

● costs related to intercompany restructurings;

● changes in tax laws, regulations or interpretations thereof; or

● lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

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

For as long as we remain an “emerging growth company”, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

● not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

● taking advantage of an extension of time to comply with new or revised financial accounting standards;

● reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

● exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We are a “controlled company” within the meaning of the Nasdaq listing standards. For so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not plan to take advantage of the exemptions provided to controlled companies, which include

● our Board of Directors is not required to be comprised of a majority of independent directors;

● our Board of Directors is not subject to the compensation committee requirements; and

● we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

● our Board of Directors is not required to be comprised of a majority of independent directors;

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

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

● breach of their duty of loyalty to us or our stockholders;

● act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

● unlawful payments of dividends or unlawful stock repurchases or redemptions; or

● transaction from which the directors derived an improper personal benefit.

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

Our Cybersecurity risk management methodology includes:

● risk assessments designed to help identify material Cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

● individuals, including employees and external third-party service providers, who are responsible for managing our Cybersecurity risk assessment processes, our security controls, and our response to Cybersecurity incidents;

● the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

● Cybersecurity awareness training of our employees, incident response personnel, and senior management;

● a Cybersecurity incident response plan that includes procedures for responding to Cybersecurity incidents; and

● a third-party risk management process for service providers, suppliers, and vendors.

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

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on June 15, 2026 was $5.05 per share.

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

On July 19,2024 the Company issued 720,000 shares of the Company’s Class A common stock to Chartered Services for assisting the company with various consulting services. These services included the Company’s nomination system for all directors and aid in identifying qualified candidates, Review and advise the Company on all documents and accounting systems with GAAP compliance, provide support as a liaison for the Company’s third party service providers, and provide business development services. Under this agreement the shares have already been granted and cannot be reclaimed even if the agreement is cancelled with or without cause. There are no required measurable deliverables or milestones as part of this agreement from Chartered Service. The agreement contains customary confidentiality and non-solicitation provisions.

On June 30, 2025, the Company issued a total of 292,800 of its Class A Common Stock to its directors and officers and key employees pursuant to the Company’s 2024 Equity Incentive (ESOP) Plan. These awards were granted in recognition of continued service and performance contributions and were issued in accordance with the terms and conditions of the ESOP. The issuance represents a component of the Company’s long-term incentive program designed to align management and employee interest with those of shareholders and support the Company’s ongoing growth objectives.

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

On December 2, 2025, the Company issued an aggregate 214,960 shares of its Common Stock as non-cash consideration for consulting services. 171,988 shares were issued to Brian Herman and 42,992 shares were issued to Kingswood Capital Partners LLC. The shares were issued book-entry form with transfer restrictions and were valued based on fair market value of the Company’s Common Stock on the respective grant dates. The related expense is included in general and administrative fees in the accompanying financial statements.

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

In accordance with ASC 810-10, consolidation applies to:

● Entities with more than 50% voting interest, unless control is not with the Company; and

● Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

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

Significant estimates for the years ended December 31, 205, and 2024, respectively, include:

● Allowance for doubtful accounts and contract receivables

● Valuation of stock-based compensation

● Estimated useful lives of property and equipment

● Contract liabilities and Contract assets

● Implicit interest rate in right-of-use operating leases

● Uncertain tax positions

● Valuation allowance on deferred tax assets

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

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

● Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.

● Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.

● The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

● Diluted EPS is computed by taking the sum of:

○ Net earnings available to common shareholders

○ Dividends on preferred shares

○ Dividends on dilutive mandatorily redeemable convertible preferred shares

○ Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:

■ Stock options

■ Warrants

■ Convertible preferred stock

■ Convertible debt

● Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

● Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.

● RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

● Principal owners of the Company.

● Members of management (including directors, executive officers, and key employees).

● Immediate family members of principal owners and members of management.

● Entities affiliated with principal owners or management through direct or indirect ownership.

● Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

● The nature of the relationship between the parties.

● A description of the transaction(s), including terms and amounts involved.

● Any amounts due to or from related parties as of the reporting date.

● Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

● Standardizing and disaggregating rate reconciliation categories.

● Requiring disclosure of income taxes paid by jurisdiction.

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

Revenues.

Revenues increased by $7,453,558, or 32.3%, to approximately $30.5 million in the year ended December 31, 2025 from approximately $23 million for the year ended December 31, 2024. The increase in revenue was primarily driven by a higher volume of project completions and revenue recognition in the second half of 2025, despite a slowdown in new contract awards earlier in the year. As is typical in the construction industry, JFB experiences significant seasonality, with Q3 and Q4 historically representing the strongest periods for project execution and closeout. Many clients aim to complete construction before year-end to maximize tax benefits, which results in a concentrated surge of activity and revenue recognition during these quarters. Although inflation and elevated interest rates reduced the number of new contracts awarded in the first nine months of 2025—due to higher material costs, increased financing costs, and client hesitancy to initiate new projects—the company benefited from a robust backlog entering the year. This backlog, combined with improved operational efficiency and timely project delivery, enabled JFB to convert a larger portion of its work-in-progress into recognized revenue during the latter half of 2025. JFB continues to mitigate inflationary and financing pressures through strategic procurement initiatives, supplier diversification, and the evaluation of alternative financing strategies to optimize its capital structure in the current market environment.

Cost of revenues increased $9,337,839, or 51.7%, to approximately $27 million in the year ended December 31, 2025 from approximately $18 million for the year ended December 31, 2024. The increase in cost of revenues was primarily driven by the overall increase in revenue during the period, which resulted in a higher volume of project activity and corresponding direct costs. In addition, rising material prices—particularly for key inputs such as steel, lumber, concrete, and other construction components—further contributed to the increase. Industry-wide inflation and supply-chain pressures elevated procurement costs throughout the year, resulting in higher direct project expenditures compared to the prior period.

Gross profit

Our gross profit decreased by $1,884,281, or 37%, to $3.1 million in the year ended December 31, 2025 from $5 million in the year ended December 31, 2024. The decline in gross profit was primarily driven by a significant increase in cost of revenues that outpaced the growth in revenue. Although revenues increased year over year, the projects completed in 2025 carried lower gross margins due to elevated material costs, industry-wide inflation, and higher pricing for key construction inputs such as steel, lumber, and concrete. These cost pressures reduced the profitability of projects delivered during the period. In addition, the mix of work completed in 2025 included a greater proportion of projects with inherently lower margin profiles, further contributing to the decline in gross profit. As a result, despite higher revenue, the combination of rising direct costs and margin compression led to a reduction in overall gross profitability for the year.

Selling and marketing expenses

Our selling and marketing expenses increased by $959,457, or 1,858%, to $1,011,092 in the year ended December 31, 2025 from $51,635 in the year ended December 31, 2024. The increase was primarily attributable to significant investments made to enhance recognition and visibility of the JFB stock symbol in the marketplace. During the year, the Company expanded its advertising efforts, implemented targeted investor-awareness campaigns, and launched new marketing initiatives designed to strengthen brand presence and support capital-markets positioning. These activities resulted in higher promotional, advertising, and outreach costs compared to the prior period.

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

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $72,264, or 40%, to $251,913 in the year ended December 31, 2025 from $179,649 in the year ended December 31, 2024.The increase was primarily driven by the expansion of the Company’s asset base, including the acquisition of additional Company vehicles and the depreciation associated with the new corporate headquarters leased beginning in 2025. The larger facility and related leasehold improvements contributed to higher depreciation expense during the period. Overall, the increase in depreciation and amortization reflects the Company’s continued investment in infrastructure and operational capacity, which management believes is essential to supporting long-term growth and improved efficiency.

Other income, net

Our other income increased by $115,911, or 1,424%, to ($124,053) in the year ended December 31, 2025 from ($8,142) in year ended December 31, 2024.The increase was primarily due to the recognition of a bad debt write-off during the period, which increased other income compared to the prior year. This adjustment reflects the Company’s assessment of uncollectible amounts and the corresponding impact on non-operating income.

Interest expenses

Our interest decreased increased by $32,160, or 99%, to $489 in the year ended December 31, 2025 from $32,649 in the year ended December 31, 2024. The decrease was primarily attributable to a reduction in bank service charges recorded within interest expense during the current period. Lower fees and reduced banking-related costs contributed to the significant decline in interest expense year over year.

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

Operating Activities

Net cash used in operating activities was ($11,789,888) in the year ended December 31, 2025, compared to cash provided in operating activities of approximately $3,481,850 in the year ended December 31, 2024. This is a 439% decrease primarily driven primarily by a significant rise in operational expenses associated with the Company’s initial IPO preparations and PIPE transaction activities during the year. These costs included professional fees, legal and accounting services, regulatory readiness, and other transaction-related expenditures that increased operating outflows. The concentration of these expenses in 2025 materially reduced cash generated from operations and was the primary factor contributing to the overall decline in operating cash flow for the period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risks Associated with Our Business

Our business is subject to a number of risk and uncertainties. We believe these factors include, but are not limited to, those more fully described in “Risk Factors”, elsewhere in this annual report. We urge you to read “Risk Factors” beginning on page 9 and this annual report in full. Or summary of significant risks includes, but is not limited, to the following:

●	Our management team has no experience operating a company with publicly traded shares.

●	We lack formalized policies and procedures to ensure adequate board and management oversight of financial reporting, risk management, and regulatory compliance.

●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.

●	We currently maintain all our cash and cash equivalents with one financial institution. As of June 16, 2026, our cash balance in excess of FDIC limit at Seacoast National Bank was $10,818,120.

●	We face intense competition in our industry, including from some competitors that have greater financial and marketing resources.

●	We will experience significant risks while attempting to enter the real estate development market.

●	Our future expansion plans are subject to uncertainties and risks.

●	Supply problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.

●	We may require additional capital which may not be available.

●	Our business depends on the continued contributions made by Mr. Basile, our founder, Chairman and Chief Executive Officer.

●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.

●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.

●	If lawsuits are brought against us, we may incur substantial liabilities.

●	Our insurance may not be sufficient.

●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.

●	Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts, and geo-political events could materially and adversely affect our business.

●	Our ability, or lack thereof, to establish strategic partnerships and expand our operations may adversely affect our business and our plans.

●	There is no existing market for our securities, and we do not know if one will develop.

●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.

●	You may experience substantial dilution in the future.

●	We will incur significantly increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.

●	As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

●	Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

●	An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue.

●	Our failure to comply with the regulations of Occupational Safety and Health Administration (“OSHA”) and state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

●	A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations, and cash flows.

●	Tariffs by the U.S. government on imports from Canada, Mexico, and China could materially and adversely affect our business operations and financial performance.

●	We have broad discretion as to the use of the net proceeds from recent offerings and may not use them effectively.

●	The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.

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

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Class C Preferred Stock		Additional Paid-In
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Retained Earnings	Total
Balance, December 31, 2023	7,280,000	$728	8,000,000	$800			$31,759	$6,656,825	$6,690,112
Distributions 2024	-	-	-	-	-	-	-	(872,007)	(872,007)
Issuance of Common stock for services	720,000	72	-	-	-	-	359,928	-	360,000
Imputed Interest	-	-	-	-	-	-	32,649	-	32,649
Net income 2024	-	-	-	-	-	-	-	119,005	119,005

Balance, December 31, 2024	8,000,000	$800	8,000,000	$800	-	-	$424,336	$5,903,823	$6,329,759

Contributions 2025	-	-	-	-	-	-	-	1,000	1,000
Proceeds from Issuance of Common stock, net	2,500,000	250	-	-	-	-	4,667,386	-	4,667,636
Proceeds from Exercise of Warrants	1,223,094	122	-	-	-	-	3,363,386	-	3,363,508
Shares issued for Service	511,094	52	-	-	-	-	1,208,734	-	1,208,786
Proceeds from Issuance of Preferred Stock C series,net	-	-	-	-	4,389,500	439	39,536,261	-	39,536,700
Repurchase & Retirement of Class B Common Stock	-	-	(8,000,000)	(800)	-	-	(11,999,200)	-	(12,000,000)
Cashless exercise of warrants	369,712	36	-	-	-	-	(36)	-	-
Net Loss 2025	-	-	-	-	-	-		(5,272,551)	(5,272,551)

Balance, December 31, 2025	12,603,900	$1,260	-	$-	4,389,500	$439	$37,200,867	$632,272	$37,834,838

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of JFB Construction Holdings and its wholly owned subsidiaries, including JFB Construction & Development, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

● Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal . Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5%. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024.

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

Note 6 – Income Taxes

Effective January 1, 2025 the Company revoked its election to be taxed as an “S” Corporation and elected to be taxed as a C Corporation under the provision of the Internal Revenue Code. As a result of this change in tax status, the Company is now subsequent to federal corporate income taxes on its taxable income.

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

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for federal income tax for the year ended December 31,2025. As of December 31, 2025 the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes. Federal NOL’s generated may be carried forward indefinitely, subject to an annual limitation equal to 80% of taxable income in any future year under the Tax Cuts and Jobs Act.

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

On January 1, 2022, we entered into a two-year lease with Loose Cannon, LLC pursuant to which we leased our previous corporate headquarters, with an option for an additional two-year renewal . Joseph F. Basile III, our Chief Executive, is an officer and member of Loose Cannon, LLC. The lease provided for a base monthly rent of $3,210 at the beginning of the term of the lease which increased by 2.5%. We occupied approximately 3,521 square feet of the building’s approximately 7,042 square feet. This lease was terminated December 1, 2024. Total rent expense under this related party agreement was $35,310 for the year ended December 31, 2024.

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

On September 5, 2025, the Company deposited $25,000 into an escrow account to facilitate a 45-day review period for a potential construction project involving a related party. The funds were intended to allow the Company sufficient time to evaluate the scope of work and obtain approval from the Audit Committee. On October 9,2025 the Company deposited $25,000 into the same escrow account for an additional 45 day review extension. The deposit is fully refundable should the project not proceed. This transaction is considered a related party arrangement as one of the Company’s directors owns the land on which the proposed project would be developed.

On June 30, 2025, the Company issued 120,000 shares of its Class A Common Stock to Joseph Basile III pursuant to the Company’s 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Basile’s continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financial statements for the period ended December 31, 2025.

On June 30, 2025, the Company issued 50,000 shares of its Class A Common Stock to Ruben Calderon pursuant to the Company’s 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Calderon’s continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financial statements for the period ended December 31, 2025. In addition, during the year ended December 31, 2025, the Company issued an aggregate of 3,334 shares of Common Stock to Mr. Calderon as part of his bonus compensation under his 2025 Executive Employment Agreement. These shares were issued in two tranches: 1,694 shares on October 14, 2025, and 1,640 shares on December 15, 2025. The issuances were approved by the Board of Directors and represent non-cash compensation earned upon achievement of the performance milestones specified in his agreement.

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

On March 7,2025, the Company consummated its initial public offering of 2,500,000 units of the Company’s Class A common stock at a public offering price of $2.07 per unit, generating gross proceeds of $5,156,250. In connection with the offering, the company also sold 277,200 option warrants at a price of $0.01 per warrant, generating additional gross proceeds of $1,386 for total gross proceeds of $5,157,636. Pursuant to the underwriting agreement with Kingswood Capital Partners, LLC, the Company incurred $490,000 in expenses, resulting in net proceeds of $4,667,636.

On June 25, 2025, the Company’s Board of Directors approved the adoption of an Equity Incentive Plan designed to attract, retain, and motivate qualified directors, officers, and employees by aligning their interest with those of the Company. Pursuant to the plan, the Board authorized the issuance of an aggregate of 292,800 shares of Class A common stock to eligible participants, including board members and employees, for a total fair value of $910,608. The issuance of these equity awards was accounted for in accordance with ASC 718.

On October 2,2025, the Company closed on a securities purchase agreement with American Ventures LLC, Series XIV as the sole investor for a private investment in public equity (PIPE) financing that has resulted in gross proceeds to the Company of approximately $43,895,000, before deducting placement agent fees and offering expenses. The Company has used $12,000,000 of the net proceeds from the offering to retire the Company’s Class B Common Stock, par value $0.0001, owned by Joseph F. Basile III, the Company’s Chief Executive Officer, pursuant to a Share Redemption Agreement. Pursuant to the terms of the securities purchase agreement, the Company has sold an aggregate of 4,389,500 shares of its Series C Convertible Preferred Stock, par value $0.0001 per share, stated value $5 per share, convertible into 24,206,799 shares of common stock par value$0.0001, at a conversion price $2.72 per share of Series C Convertible Preferred Stock, 24,206,799 Common Warrant A exercisable price of $2.88, 16,137,866 Common Warrant B exercisable price of $3.125. The Company received gross proceeds of $27.5 million from the PIPE transaction after deducting placement agent fees and offering expenses.

As of December 31, 2025, the Company had 4,389,500 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) issued and outstanding. Each share of Series C Preferred Stock was issued as part of a unit consisting of one share of Series C Preferred Stock and accompanying Common Stock purchase warrants. The Series C Preferred Stock carries a stated value of $10.00 per share and is convertible at the option of the holder into shares of the Company’s Common Stock at a conversion price of $2.72 per share, subject to customary anti-dilution adjustments for stock splits, stock dividends, recapitalizations, and certain dilutive issuances. Based on the conversion price, the outstanding Series C Preferred Stock is convertible into 16,137,866 shares of Common Stock.

Holders of Series C Preferred Stock are entitled to receive dividends on an as-converted basis if and when dividends are declared on the Company’s Common Stock. Dividends are non-cumulative. The Series C Preferred Stock votes together with the Common Stock on an as-converted basis, except for matters requiring a separate class vote under applicable law or the Certificate of Designation. The Series C Preferred Stock includes customary protective provisions, including approval rights over amendments to the Certificate of Incorporation that adversely affect the Series C, the creation of senior or pari pass preferred stock, and certain corporate actions.

Upon any liquidation, dissolution, or winding up of the Company, holders of Series C Preferred Stock are entitled to receive, prior to any distribution to holders of Common Stock, an amount equal to the stated value per share plus any declared but unpaid dividends. After payment of the liquidation preference, Series C holders may participate on an as-converted basis to the extent provided in the Certificate of Designation. The Series C Preferred Stock is not mandatorily redeemable, and any optional redemption by the Company is subject to the terms and limitations set forth in the Certificate of Designation. Conversion and exercise rights associated with the Series C units may be subject to beneficial ownership limitations (e.g., 4.99% or 9.99%) unless waived by the holder.

On October 14, 2025, the Company issued 1,694 shares of its Common Stock to Ruben Calderon as compensation pursuant to his 2025 Employment Agreement. On December 15, 2025, the Company issued an additional 1,640 shares of Common Stock under the same agreement. In total, 3,334 shares were issued to Mr. Calderon during the year ended December 31, 2025. All shares were issued as fully paid, and represent a portion of Mr. Calderon’s annual compensation package approved by the Board of Directors.

On December 2, 2025, the Company issued an aggregate 214,960 shares of its Common Stock as non-cash consideration for consulting services. OF this total, 171,968 shares were issued to Brian Herman and 42,992 shares were issued to Kingswood Capital Partners LLC. The shares were issued in book-entry form with transfer restrictions and were valued based on the fair market value of the Company’s Common Stock on the respective issuance dates. The related expense is recorded in General & Administrative expense in the accompanying statements of operations.

During the year ended December 31, 2025, the Company issued a total of 36,343,962 warrants, each entitling the holder to purchase one share of the Company’s Common Stock. Of these warrants, 1,592,806 were exercised during the year, resulting in 34,751,156 warrants outstanding as of December 31, 2025. The exercise generated $3,363,508 in cash proceeds to the Company.

The Company estimated the fair value of the warrants issued during the year using the Black-Scholes option pricing model. The 1,388,600 warrants issued in connection with earlier financing activities had an aggregate estimated fair value of $440,304 at the time of issuance. The 16,783,381 warrants issued in connection with the October 2, 2025 PIPE transaction had an aggregate Black-Sholes estimated fair value of $47,993,543 at the time of issuance.

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

On February 18, 2026, the Company closed on a PIPE financing agreement with American Ventures, LLC, Series XIV JFB totaling $10,025,000. American Ventures, LLC Series XIV JFB, following negotiations with Dominari Securities and the Company, received 1,604,000 shares of JFB Class A Common Stock at a price of $6.25 per share.

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

The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of segregation of duties. Specifically, the Company’s system of internal controls failed to identify multiple journal entries that were subsequently identified by the Company’s external auditor. Additionally, multiple errors within the Company’s draft Form 10-K were noted by the external auditor, further highlighting weakness in the control environment.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors or executive officers (including those of our subsidiaries) have:

● had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

● been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

● been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

● been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

● been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Therefore, for so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not currently plan to take advantage of the exemptions provided to controlled companies, which include:

● our Board of Directors is not required to be comprised of a majority of independent directors;

● our Board of Directors is not subject to the compensation committee requirement; and

● we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

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

Audit Committee

The Audit Committee consists of Christopher Melton, Stefan Passantino, and Nelson Garcia, with Christopher Melton serving as Chairman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our company and oversight of our accounting and financial reporting, our independent registered public accounting firm and its audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, which are set forth in its charter, include:

● appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

● pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

● reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

● coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

● establishing policies and procedures for the receipt and retention of accounting-related complaints, whistleblowers, and concerns; and

● reviewing and approving any related party transactions.

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

Compensation Committee

The Compensation Committee consists of Nelson Garcia, Christopher Melton, and David Clukey with Nelson Garcia serving as Chairman. The Compensation Committee assists the Board of Directors in setting and maintaining our compensation philosophy and in discharging its responsibilities relating to executive and other human resources hiring, assessment and compensation, and succession planning. The responsibilities of the Compensation Committee, which are set forth in its charter, include:

● reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

● evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

● determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;

● overseeing and making recommendations to the Board of Directors with respect to our incentive-based compensation and equity plans; and

● reviewing and making recommendations to the Board of Directors with respect to director compensation.

The composition of our Compensation Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of David Clukey, Nelson Garcia, and Stefan Passantino, with David Clukey serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, which are set forth in its charter, include:

● making recommendations to the Board of Directors regarding the size and composition of the Board of Directors;

● recommending qualified individuals as nominees for election as directors;

● reviewing the appropriate skills and characteristics required of director nominees;

● establishing and administering a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members; and

● periodically reviewing the corporate governance guidelines and supervising the management representative charged with implementing our corporate governance procedures.

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

Based solely on our review of copies of such reports furnished to us and written representations from our reporting persons, we believe that all such filing requirements were satisfied in fiscal 2025, except that: Joseph F. Basile III filed one Form 4 late reporting a transaction dated June 30, 2025; Ruben Calderon filed one Form 4 late reporting a transaction dated June 30, 2025; John Gulyas filed one Form 4 late reporting a transaction dated June 30, 2025; Christopher Melton filed one Form 3 late and filed one Form 4 late reporting a transaction dated June 30, 2025; Jamie Zambrana filed one Form 4 late reporting a transaction dated June 30, 2025; Bjarne Borg filed one Form 4 late reporting a transaction dated June 30, 2026; Nelson Garcia filed one Form 4 late reporting a transaction dated June 30, 2025; and on April 9, 2026, David Clukey filed one Form 3 and one Form 4 reporting a transaction dated June 30, 2025.

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

Executive Compensation Objectives and Practices

We designed our executive officer compensation program to attract, motivate and retain key executives who drive our success. We strive to have pay reflect our performance and align with the interests of long-term stockholders, which we achieve with compensation that:

● Provides executives with competitive compensation that maintains a balance between cash and stock compensation, encouraging our executive officers to act as owners with an equity stake in our company;

● Ties a significant portion of total compensation to achievement of the Company’s business goals such as revenue, and Adjusted EBITDA targets;

● Enhances retention by having equity compensation subject to multi-year vesting; and

● Does not encourage unnecessary and excessive risk taking.

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

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Based Awards $	Stock Awards $	Other Compensation $	Total $
Joseph Basile	2025	$389,992	$600,000		$373,200
Chief Executive Officer(1)	2024	$282,307	$600,000			$872,846	$1,755,153
Ruben Calderon	2025	$263,952	$25,000		$155,500	-	$288,952
Chief Financial Officer(2)	2024	$126,395	$20,000		-	-	$146,395
Bill Dyer	2025	$67,693	-		-	-
Chief Operation Officer(3)	2024	-	-		-	-	-

(1)	The compensation in the table includes the compensation paid to Mr. Basile by JFB Construction & Development Inc. The Company declared and paid cash dividends of $0 and $872,007 in 2024 and 2025, respectively.

(2)	The compensation in the table includes the compensation paid to Mr. Calderon by JFB Construction & Development Inc. Mr. Calderon first became the Company’s Chief Financial Officer on October 31, 2022.

(3)	The Compensation in the table includes the compensation paid to Mr. Dyer by JFB Construction & Development Inc. Mr. Dyer first became the Company’s Chief Operating Officer on September 22,2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of the date of this annual report regarding the beneficial ownership of our common stock by:

● each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

● each of our named executive officers, directors and directors nominees; and

● all our executive officers and current and proposed directors as a group.

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

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2025 and 2024, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2025 and 2024 :

		Class A Common Stock		Voting
Name	Title	Number	%	Power %(4)
Directors and Executive Officers
Joseph F. Basile III	President/CEO,Secretary and Chairman	861,800	6.87%	6.87%
Ruben Calderon	Treasurer/CFO	55,614	—%	—%
Stefan Pasantino	Independent Director	20,000	—%	—%
David Clukey	Independent Director	40,000	—%	—%
Nelson Garcia	Independent Director	40,000	—%	—%
Christopher Melton	Independent Director	40,000	—%	—%
Miklos “John” Gulyas	Director	40,000	—%	—%
Jamie Zambrana Jr.	Director	40,000	—%	—%
All current executive officers and directors as a group (8 persons)		1,137,414	6.87%	6.87%

5% Shareholders
Basile Family Investments LLC (1)	Shareholder	6,500,000	51.50%	51.50%
Chartered Services, LLC	Shareholder	720,000	5.70%	5.70%
Total of 5% Shareholders		7,220,000	57.20%	57.20%

(1)	Lisa Ann Basile is the trustee with control over The Basile Family Irrevocable Trust which her both voting and dispositive control of the Company’s securities owned by the trust and, as such, is considered the beneficial owner of the above-reference shares for the purposes of Section 16 of the Securities Act. Her address is 200 Hypoluxo Rd #204, Lantana, FL 33462. These shares were subsequently transferred to Basile Family Investments LLC, an entity in which Joe Basile and Lisa Basile are the controlling parties.

(2)	Based upon information provided by American Ventures LLC, Series XIV JFB (“American Ventures”), American Ventures is the beneficial owner of (i) 4,389,500 shares of Series C Preferred Stock, convertible into 8,068,933 shares of Common Stock; (ii) 8,068,933 Common A Warrants to purchase up to an aggregate of 8,068,933 shares of Common Stock; and (iii) 8,068,933 Common B Warrants to purchase an aggregate of 8,068,933 shares of Common Stock. American Ventures has a limitation on the amount of its beneficial ownership pursuant to the Common A Warrant and Common B Warrant pursuant to which American Ventures will not exercise its Common A and Common B Warrants if, following such exercise, American Ventures would own more that 4.99% of the Company’s issued and outstanding shares of Common Stock. Eric Newman, the manager of American Ventures, exercises voting and dispositive power over the shares. The address of American Ventures is 110 Front Street, Suite 300, Jupiter, FL 33477.

(3)	Based upon information provided by Dominari Securities LLC (“Dominari”), Dominari is the beneficial owner of Placement Agent Warrants to purchase 645,515 shares of Common Stock. Dominari has a limitation on the amount of its beneficial ownership pursuant to the placement agent common stock purchase warrant agreement with the Company pursuant to which Dominari will exercise its Placement Agent Warrants if, following such exercise, Dominari would own more that 4.99% of the Company’s issued and outstanding shares of Common Stock. Soo Yu, the Chief Operating Officer of Dominari, exercises voting and dispositive power over the shares being offered. The address of Dominari is 725 5th Ave 23 Floor, New York, NY 10022.

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

On March 14, 2024 we were awarded a $21million project with Rare Capital Partners LLC to build a 79-unit-townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana on the board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. This project is under permitting and has not begun construction. However, on or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30,2024. Construction on the project commence on June 1, 2025, with sire preparation underway. The project is currently under vertical construction. As of December 31, 2025 the Company has recorded $4,468,064 in related party sales associated with this project, along with $4,245,041 in related party cost of goods sold.

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

On September 5, 2025, the Company deposited $25,000 into an escrow account to facilitate a 45-day review period for a potential construction project involving a related party. The funds were intended to allow the Company sufficient time to evaluate the scope of work and obtain approval from the Audit Committee. On October 9, 2026, the Company deposited $25,000 into the same escrow account for an additional 45 day review extension. The deposit is fully refundable should the project not proceed. This transaction is considered a related party arrangement as one of the Company’s directors owns the land on which the proposed project would be developed.

On June 30, 2025, the Company issued 120,000 shares of its Class A Common Stock to Joseph Basile III pursuant to the Company’s 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Basile’s continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financial statements for the period ended December 31, 2025.

On June 30, 2025, the Company issued 50,000 shares of its Class A Common Stock to Ruben Calderon pursuant to the Company’s 2024 Equity Incentive (ESOP) Plan. The issuance was made in recognition of Mr. Calderon’s continued service and performance contributions and was granted in accordance with the terms and conditions of the ESOP. The shares were issued as fully paid, and are reflected in the accompanying financials statements for the period ended December 31, 2025. In addition, during the year ended December 31, 2025, the Company issued an aggregate of 3,334 shares of Common Stock to Mr. Calderon as part of his bonus compensation under his 2025 Executive Employment Agreement. These shares were issued in two tranches: 1,694 shares on October 14, 2025, and 1,6400 shares on December 15, 2025. The issuances were approved by the Board of Directors and represent non-cash compensation earned upon achievement of the performance milestones specified in his agreement.

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

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Business Conduct , our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

● the risks, costs and benefits to us;

● the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

● the availability of other sources for comparable services or products; and

● the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

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

Item 14. Principal Accounting Fees and Services.

Based on the Company’s evaluation and determination that M&K CPAs, PLLC (“M&K”) is independent, we have engaged such firm as our independent registered public accounting firm for fiscal year 2025. In making this determination, the Company is requesting its stockholders to ratify the appointment of M&K at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify such appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of M&K will be present at the 2026 Annual Stockholders’ Meeting and will have the opportunity to make a statement and be available to answer questions.

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

Instruction: The summary shall refer only to Form 10-K disclosure that is included in the form at the time it is filed. A registrant need not update the summary to reflect information required by Part III of Form 10-K that the registrant incorporates by reference from a proxy or information statement filed after the Form 10-K, but must state in the summary that the summary does not include Part III information because that information will be incorporated by reference from a later filed proxy or information statement involving the election of directors.

Exhibit Index

Exhibit Number	Description
1.1**	Form of Underwriting Agreement
2.1**	Agreement and Plan of Merger, dated as of February 13, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger sub 2, Inc. and Xtend Reality Expansion Ltd.
2.2**	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 21, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger Sub 2, Inc. and Xtend Reality Expansion Ltd.
3.1**	Amended and Restated Articles of Incorporation of the Company dated September 30, 2024
3.2**	Bylaws of the Company dated September 26, 2024
3.3*	Certificate of Designation of Series C Convertible Preferred Stock.
3.4**	Certificate of Change for JFB Construction Holdings.
3.5**	Certificate of Correction for JFB Construction Holdings
4.1**	Specimen Stock Certificate evidencing the shares of Class A Common Stock
4.3**	Form of Representative’s Warrants
4.4**	Form of Representative’s Warrants
4.5**	Form of Offering Warrants
4.6*	Common Stock Purchase Warrant A
4.7*	Common Stock Purchase Warrant B
10.1**	Contribution and Shares Exchange Agreement dated July 18,2024, by and among JFB Construction Holdings and the shareholders of JFB Construction & Development, Inc
10.2**	Employment Agreement dated July 18, 2024 between the Company and Joseph F. Basile III
10.3**	Employment Agreement dated July 18, 2024 between the Company and Ruben Calderon
10.4**	2024 Equity Incentive Plan
10.5**	Loose Cannon Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial, LLC
10.6**	Construction Agreement dated July 18,2024 by and between the Company and Chartered Services, LLC
10.7**	Aura Commercial Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial ,LLC
10.8**	Construction Agreement dated July 18,2024 and between the Company and Rare Capital Partners, LLC
10.9**	Consulting Agreement with Chartered Services, LLC dated July 17, 2024 by and between the Company and Chartered Services, LLC
10.10**	Form Construction Contract
10.11**	Form Officer and Director Indemnification Agreement
10.12**	Amendment to Lease Agreement by and between the Company and Aura Commercial, LLC
10.13**	Amendment to Consulting Agreement with Chartered Services, LLC
10.14**	Amended and Restated Employment Agreement dated February 1, 2025 between the Company and Joseph F. Basile III
10.15**	Amended and Restated Employment Agreement dated February 1,2025 between the Company and Ruben Calderon
10.16*	Subscription Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.17*	Side Letter Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.18*	Cost-Plus 5% Construction Management Contract between JFB Construction Holdings and Onyx OB Hotel Owner LLC, dated May 1, 2025
10.19*	Employment Agreement, dated September 22, 2025, between JFB Construction Holdings and William Dyer
10.20*	Securities Purchase Agreement
10.21*	Placement Agency Agreement
10.22**	Registration Rights Agreement
10.23*	Share Redemption Agreement
10.24**	Form of Securities Purchase Agreement dated February 13, 2026
10.25**	Support Agreement, dated as of February 13, 2026, by and between XTEND Reality Expansion Ltd. and American Ventures LLC, Series XIV JFB.
10.26**	Support Agreement, dated as of February 13, 2026 by and among XTEND Reality Expansion Ltd., Joseph F. Basile III and the Basile Family Irrevocable Trust.
10.27**	Form of Xtend Support Agreement.
10.28**	Simple Agreement for Future Equity, dated as of February 13,2026, by and between JFB Construction Holdings and Xtend Reality Expansion Ltd.
10.29**	Indemnification Agreement, dated as of February 13, 2026, by and between JFB Construction Holdings and Joseph F. Basile, III.
14.1**	Code of Conduct
21.1**	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm’s Consent
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JFB Construction Holdings

Date: June 16, 2026	By:	/s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph F. Basile III	Chief Executive Officer and Director	June 16, 2026
Joseph F. Basile III	(Principal Executive Officer)

/s/ Ruben Calderon	Chief Financial Officer	June 16, 2026
Ruben Calderon	(Principal Financial Officer, Principal Accounting Officer)

/s/ Nelson Garcia	Director	June 16, 2026
Nelson Garcia

/s/ Stefan Passantino	Director	June 16, 2026
Stefan Passantino

/s/ Christopher Melton	Director	June 16, 2026
Christopher Melton

/s/ David Clukey	Director	June 16, 2026
David Clukey

/s/ Miklos Gulyas	Director	June 16, 2026
Miklos Gulyas

/s/ Jamie Zambrana Jr.	Director	June 16, 2026
Jamie Zambran, Jr

