Form 10-K/A
period 2025-12-31
JFB Construction Holdings
filed 2026-07-02
CIK 2024306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

The number of shares of Registrant’s Common Stock outstanding as of July 2, 2026 was 17,521,630.

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

As of July 2, 2026 we have a total of 22 full-time employees, and one independent contractor. The success of our business depends upon our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. Additionally, the successful operation of our business depends upon engineers, project management personnel, other employees and qualified subcontractors who possess the necessary and required experience and expertise and who will perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel.

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

We currently maintain all our cash and cash equivalents with one (1) financial institution, Seacoast National Bank. As of July 2, 2026, our cash balance in excess of Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit was $9,602,999. Therefore, we may not be able to recover a substantial portion of these cash and cash equivalents, in the event of the failure of any such financial institutions. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions in the future, we are considering diversifying our investments by transferring cash not required for immediate use into short-term treasury bills and also considering transferring a portion of our cash and cash equivalents to other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at three financial institutions. Additionally, we intend to work with our current financial institution to increase the amount of funds held there that are insured by FDIC Insurance. Notwithstanding these efforts, the failure of our financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

To effectuate the Reorganization, on July 18, 2024, Mr. Basile, The Basile Family Irrevocable Trust, and another shareholder contributed their shares in JFB Construction & Development, Inc to JFB Construction Holdings in exchange for shares of common stock of JFB Construction Holdings. As a result, JFB Construction Holdings issued (1) 730.000 shares of Class A Common Stock and 8,000,000 shares of Class B Common to Mr. Basile, (2) 500,000 shares of Class A Common Stock to The Basile Family Irrevocable Trust, and 50,000 shares of Class A Common Stock to the other shareholder. Accordingly, immediately after the Reorganization, Mr. Basile and Basile Family Irrevocable Trust owned approximately fifty-seven percent (57%) and forty-three percent (43%) of the Common Stock of JFB Construction Holdings, respectively.

On July 19, 2024 the Company issued 720,000 shares of the Company’s Class A common stock to Chartered Services for assisting the company with various consulting services. These services included the Company’s nomination system for all directors and aid in identifying qualified candidates, Review and advise the Company on all documents and accounting systems with GAAP compliance, provide support as a liaison for the Company’s third party service providers, and provide business development services. Under this agreement the shares have already been granted and cannot be reclaimed even if the agreement is cancelled with or without cause. There are no required measurable deliverables or milestones as part of this agreement from Chartered Service. The agreement contains customary confidentiality and non-solicitation provisions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risks Associated with Our Business

Our business is subject to a number of risk and uncertainties. We believe these factors include, but are not limited to, those more fully described in “Risk Factors”, elsewhere in this annual report. We urge you to read “Risk Factors” beginning on page 9 and this annual report in full. Or summary of significant risks includes, but is not limited, to the following:

●	Our management team has no experience operating a company with publicly traded shares.

●	We lack formalized policies and procedures to ensure adequate board and management oversight of financial reporting, risk management, and regulatory compliance.

●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.

●	We currently maintain all our cash and cash equivalents with one financial institution. As of July 2, 2026, our cash balance in excess of FDIC limit at Seacoast National Bank was $9,602,999.

●	We face intense competition in our industry, including from some competitors that have greater financial and marketing resources.

●	We will experience significant risks while attempting to enter the real estate development market.

●	Our future expansion plans are subject to uncertainties and risks.

●	Supply problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.

●	We may require additional capital which may not be available.

●	Our business depends on the continued contributions made by Mr. Basile, our founder, Chairman and Chief Executive Officer.

●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.

●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.

●	If lawsuits are brought against us, we may incur substantial liabilities.

●	Our insurance may not be sufficient.

●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.

●	Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts, and geo-political events could materially and adversely affect our business.

●	Our ability, or lack thereof, to establish strategic partnerships and expand our operations may adversely affect our business and our plans.

●	There is no existing market for our securities, and we do not know if one will develop.

●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.

●	You may experience substantial dilution in the future.

●	We will incur significantly increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.

●	As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

●	Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

●	An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue.

●	Our failure to comply with the regulations of Occupational Safety and Health Administration (“OSHA”) and state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

●	A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations, and cash flows.

●	Tariffs by the U.S. government on imports from Canada, Mexico, and China could materially and adversely affect our business operations and financial performance.

●	We have broad discretion as to the use of the net proceeds from recent offerings and may not use them effectively.

●	The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.

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

Exhibit Index

Exhibit Number	Description
1.1**	Form of Underwriting Agreement
2.1**	Agreement and Plan of Merger, dated as of February 13, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger sub 2, Inc. and Xtend Reality Expansion Ltd.
2.2**	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 21, 2026, by and among JFB Construction Holdings, Xtend AI Robotics, Inc., XT Merger Sub 2, Inc. and Xtend Reality Expansion Ltd.
3.1**	Amended and Restated Articles of Incorporation of the Company dated September 30, 2024
3.2**	Bylaws of the Company dated September 26, 2024
3.3*	Certificate of Designation of Series C Convertible Preferred Stock.
3.4**	Certificate of Change for JFB Construction Holdings.
3.5**	Certificate of Correction for JFB Construction Holdings
4.1**	Specimen Stock Certificate evidencing the shares of Class A Common Stock
4.3**	Form of Representative’s Warrants
4.4**	Form of Representative’s Warrants
4.5**	Form of Offering Warrants
4.6*	Common Stock Purchase Warrant A
4.7*	Common Stock Purchase Warrant B
10.1**	Contribution and Shares Exchange Agreement dated July 18, 2024, by and among JFB Construction Holdings and the shareholders of JFB Construction & Development, Inc
10.2**	Employment Agreement dated July 18, 2024 between the Company and Joseph F. Basile III
10.3**	Employment Agreement dated July 18, 2024 between the Company and Ruben Calderon
10.4**	2024 Equity Incentive Plan
10.5**	Loose Cannon Lease Agreement dated March 29,2024 by and between the Company and Aura Commercial, LLC
10.6**	Construction Agreement dated July 18, 2024 by and between the Company and Chartered Services, LLC
10.7**	Aura Commercial Lease Agreement dated March 29, 2024 by and between the Company and Aura Commercial ,LLC
10.8**	Construction Agreement dated July 18, 2024 and between the Company and Rare Capital Partners, LLC
10.9**	Consulting Agreement with Chartered Services, LLC dated July 17, 2024 by and between the Company and Chartered Services, LLC
10.10**	Form Construction Contract
10.11**	Form Officer and Director Indemnification Agreement
10.12**	Amendment to Lease Agreement by and between the Company and Aura Commercial, LLC
10.13**	Amendment to Consulting Agreement with Chartered Services, LLC
10.14**	Amended and Restated Employment Agreement dated February 1, 2025 between the Company and Joseph F. Basile III
10.15**	Amended and Restated Employment Agreement dated February 1,2025 between the Company and Ruben Calderon
10.16*	Subscription Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.17*	Side Letter Agreement between JFB Construction Holdings and CM OB Hotel Owner, LLC
10.18*	Cost-Plus 5% Construction Management Contract between JFB Construction Holdings and Onyx OB Hotel Owner LLC, dated May 1, 2025
10.19*	Employment Agreement, dated September 22, 2025, between JFB Construction Holdings and William Dyer
10.20*	Securities Purchase Agreement
10.21*	Placement Agency Agreement
10.22**	Registration Rights Agreement
10.23*	Share Redemption Agreement
10.24**	Form of Securities Purchase Agreement dated February 13, 2026
10.25**	Support Agreement, dated as of February 13, 2026, by and between XTEND Reality Expansion Ltd. and American Ventures LLC, Series XIV JFB.
10.26**	Support Agreement, dated as of February 13, 2026 by and among XTEND Reality Expansion Ltd., Joseph F. Basile III and the Basile Family Irrevocable Trust.
10.27**	Form of Xtend Support Agreement.
10.28**	Simple Agreement for Future Equity, dated as of February 13,2026, by and between JFB Construction Holdings and Xtend Reality Expansion Ltd.
10.29**	Indemnification Agreement, dated as of February 13, 2026, by and between JFB Construction Holdings and Joseph F. Basile, III.
14.1**	Code of Conduct
21.1**	List of Subsidiaries
23.1*	Independent Registered Public Accounting Firm’s Consent
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JFB Construction Holdings

Date: July 2, 2026	By:	/s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph F. Basile III	Chief Executive Officer and Director	July 2, 2026
Joseph F. Basile III	(Principal Executive Officer)

/s/ Ruben Calderon	Chief Financial Officer	July 2, 2026
Ruben Calderon	(Principal Financial Officer, Principal Accounting Officer)

/s/ Nelson Garcia	Director	July 2, 2026
Nelson Garcia

/s/ Stefan Passantino	Director	July 2, 2026
Stefan Passantino

/s/ Christopher Melton	Director	July 2, 2026
Christopher Melton

/s/ David Clukey	Director	July 2, 2026
David Clukey

/s/ Miklos Gulyas	Director	July 2, 2026
Miklos Gulyas

/s/ Jamie Zambrana Jr.	Director	July 2, 2026
Jamie Zambran, Jr

