Form 10-Q/A
period 2026-03-31
JFB Construction Holdings
filed 2026-07-16
CIK 2024306

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Amendment No. 1

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

As of July 16, 2026, there were 20,230,403 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 16, 2026 and December 31, 2025, the cash balance in excess of the FDIC limits was $7,781,192 and $21,862,085 respectively.

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

The Merger Agreement with XTEND requires us to have a balance of cash immediately prior to closing, or closing cash, of at least $110,000,000. In July 2026, the parties amended the Merger Agreement to reduce the closing cash condition to $60,000,000. We also entered into an amended and restated support agreement initially entered into in connection with the Merger Agreement with American Ventures LLC, Series XIV JFB pertaining to the exercise of certain outstanding common stock purchase warrants at the closing. We intend to satisfy the closing cash condition through the exercise of such warrants, which aggregate exercise price is expected to be approximately $60,000,000 and will be deposited into escrow at least seven business days prior to closing. In the event of a shortfall, we plan to raise additional equity capital from new or existing investors. However, there can be no assurance that we will be able to do so or, in the event we are unable to do so, that XTEND will waive the closing cash condition.

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

JFB CONSTRUCTION HOLDINGS

Dated: July 16, 2026	By:	//s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer (Principal Executive Officer)

Name	Title	Date

/s/ Joseph F. Basile III	Chief Executive Officer and Director
Joseph F. Basile II	Principal Executive Officer	July 16, 2026

/s/ Ruben Calderon	Chief Financial Officer
Ruben Calderon	Principal Financial Officer and Principal Accounting Officer	July 16, 2026

/s/ Nelson Garcia
Nelson Garcia	Director	July 16, 2026

/s/ Stefan Passantino
Stefan Passantino	Director	July 16, 2026

/s/ Christopher Melton
Christopher Melton	Director	July 16, 2026

/s/ Jamie Zambrana
Jamie Zambrana	Director	July 16, 2026
/s/ David Clukey
David Clukey	Director	July 16, 2026

/s/ Miklos Gulyas	Director	July 16, 2026
Miklos "John" Gulyas