Form 10-Q
period 2026-06-30
JFB Construction Holdings
filed 2026-08-13
CIK 2024306

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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

As of August 13, 2026, there were 20,230,403 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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
•
The Series A Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
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

Item 1. Financial Statements .

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Cash	$4,971,305	$22,208,384
Restricted Cash	3,000,000	3,000,000
Contract Receivables	7,536,418	9,243,354
Contract Assets	4,394,807	2,630,561
Prepaid expenses	193,131	218,579
TOTAL CURRENT ASSETS	20,095,661	37,300,878

NON- CURRENT ASSETS
Prepaid Acquisition Cost	30,223,000	-

NET PROPERTY AND EQUIPMENT	1,129,225	996,771

Other Assets-Related Party	-	50,000

RIGHT-OF-USE ASSETS – RELATED PARTY	1,860,931	686,053

Investment In Class A Common Stock	1,000,000	1,000,000

TOTAL ASSETS	$54,308,817	$40,033,702

LIABILITIES
Accounts payable and other payables	$2,745,566	$978,103
Accrued expenses	312,233	136,731
Contract liabilities	1,590,251	383,689
Lease liabilities – related party	1,897,039	700,161
TOTAL CURRENT LIABILITIES	6,545,089	2,198,864

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 3,002,275 and 4,389,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025	300	439
Class A Common stock, $0.0001 par value, 372,000,000 shares authorized; 19,240,630 and 12,603,900 issued and outstanding as of June 30, 2026 and December 31,2025	1,924	1,260
Additional paid in Capital	54,393,301	37,200,867
Accumulated deficit	(6,631,797)	632,272
TOTAL SHAREHOLDER’S EQUITY	47,763,728	37,834,838

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$54,308,817	$40,033,702

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Sales	$2,227,911	$2,668,175	$12,698,490	$8,582,038
Sales-Related Party	6,843,815	1,016,763	9,056,825	1,016,763
Cost of Goods Sold	1,417,621	2,546,324	10,715,384	6,990,821
Cost of Goods Sold-Related Party	6,320,506	881,079	8,411,800	881,079
Gross Profit (Loss)	1,333,599	257,535	2,628,131	1,726,901

Operating Expenses
Selling and marketing expenses	2,030,309	457,702	3,222,719	569,786
General and administrative expense	3,261,027	2,157,263	6,629,071	3,442,970
Rent expense-related party	86,580	54,406	167,819	90,190
Depreciation and amortization expense	38,238	62,978	120,289	125,956
Total Operating Expense	5,416,154	2,732,349	10,139,898	4,228,902

Income(loss) from Operations	(4,082,555)	(2,474,814)	(7,511,767)	(2,502,001)

OTHER INCOME (EXPENSE)
Other Income (Expense)	(390)	39,138	(1,014)	49,138
Interest Income	76,492	66,422	248,712	113,916

TOTAL OTHER INCOME	76,102	105,560	247,698	163,054

NET INCOME (LOSS)	$(4,006,453)	$(2,369,254)	$(7,264,069)	$(2,338,947)

Earnings (Loss) Per Share
Basic and Diluted Common Share	$(0.23)	$(0.13)	$(0.47)	$(0.13)

Weighted- Average Common Shares Outstanding, Basic and Diluted	17,145,064	18,547,348	15,563,966	17,902,258

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C PreferredStock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Total

Balance, December 31, 2024	8,000,000	$800	8,000,000	$800	-	-	$424,336	$5,903,823	$6,329,759
Contributions March 31, 2025	-	-	-	-	-	-	-	1,000	1,000
Proceeds from Issuance of Common stock, net	2,500,000	250	-	-	-	-	4,667,386	-	4,667,636
Net Income March 31, 2025	-	-	-	-	-	-		30,307	30,307
Balance, March 31, 2025	10,500,000	$1,050	8,000,000	$800	-	-	$5,091,722	$5,935,130	$11,028,702
Proceeds from Exercise of Warrants	201,000	20	-	-	-	-	552,730	-	552,750
Common Stock Issued for Service	292,800	29	-	-	-		910,579	-	910,608
Net Loss June 30, 2025	-	-	-	-	-	-	-	(2,369,254)	(2,369,254)
Balance, June 30, 2025	10,993,800	$1,099	8,000,000	$800	-		$6,555,031	3,565,876	$10,122,806

Balance, December 31, 2025	12,603,900	$1,260	-	-	4,389,500	$439	$37,200,867	$632,272	$37,834,838

Proceeds from Exercise of Warrants	261,807	26	-	-	-	-	1,074,416	-	1,074,442
Shares Issued for Service	136,000	14	-	-	-	-	1,607,506	-	1,607,520
Proceeds from Issuance of Common stock, net	1,604,000	160	-	-	-	-	9,015,274	-	9,015,434
Conversion of Preferred Stock C to Common Stock	1,050,000	105	-	-	(353,606)	(35)	(30)	-	40
Cashless exercise of warrants	43,348	4	-	-	-	-	(4)	-	-
Net Loss March 31, 2026	-	-	-	-	-	-	-	(3,257,616)	(3,257,616)
Balance, March 31, 2026	15,699,055	$1,569	-	-	4,035,894	$404	$48,898,029	$(2,625,344)	$46,274,658
Proceeds from Exercise of Warrants	1,426,582	143	-	-	-		3,879,839	-	3,879,982
Shares Issued for Service	215,000	22	-	-	-		1,115,329	-	1,115,351
Conversion of Preferred Stock C to Common Stock	1,899,993	190	-	-	(1,033,619)	(104)	104	-	190
Contributed Capital	-	-	-	-	-	-	500,000	-	500,000
Net Loss June 30, 2026	-	-	-	-	-			(4,006,453)	(4,006,453)
Balance, June 30, 2026	19,240,630	$1,924	-	-	3,002,275	$300	$54,393,301	$(6,631,797)	$47,763,728

The accompanying notes are an integral part of these consolidated financial statements.

JFB CONSTRUCTION HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2026	June 30, 2025
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,264,069)	$(2,338,947)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by operations:
Depreciation Expense	120,289	125,956
Bad Debt Expense	110,444	-
Loss on Conversion of Preferred Stock	230	-
(Gain) loss on sale of fixed asset	-	(10,000)
Shares issued for Services	2,722,871	910,608
Changes in assets and Liabilities (increase) decrease in :
Contracts Receivable	1,596,492	(228,010)
Other Assets	50,000	177,774
Contract Assets	(1,764,246)	(72,757)
Prepaid Expenses	25,448	(235,876)
Lease Liabilities, net	22,000	10,265
Accounts Payable	1,767,463	(465,502)
Accrued Expenses	175,502	13,198
Contract Liabilities	1,206,382	-
CASH PROVIDED BY OPERATING ACTIVITIES	(1,231,194)	(2,113,291)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from sale of Fixed Asset	-	10,000
Cash Paid for Class A Common Stock	-	(1,000,000)
Cash Used for Long- Term Investments	(30,223,000)
Cash Paid for purchased of Fixed Assets	(252,743)	(44,438)
NET CASH USED IN INVESTING ACTIVITIES	(30,475,743)	(1,034,438)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock A, net	9,015,434	4,667,636
Proceeds from Exercise of Warrants	4,954,424	552,750
Shareholder (Distributions) Contributions	500,000	1,000
CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES	14,469,858	5,221,386
NET INCREASE (DECREASE) IN CASH	(17,237,079)	2,073,657
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	25,208,384	2,696,183
Cash and restricted cash at end of period	$7,971,305	$4,769,840

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-Cash Financing
Addition of lease during the period	$1,285,276	-
Conversion of Preferred Stock to Common Stock	$295
Cashless exercise of warrants	$4	$—

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

Principles of Consolidation

JFB Construction & Development, Inc. accounts are included on its Parent Company’s consolidated financial statements for the six months ended June 30, 2026 and June 30, 2025 and for the year ended December 31, 2025.

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

Cash and Restricted Cash

The Company’s cash is comprised of highly liquid investments with an original maturity of Six (6) months or less.

As of June 30, 2026 the Company holds $3,000,000 in restricted cash maintained in a separate escrow account. These funds were deposited as collateral required to secure the performance bond associated with the DeSoto School Project. The restricted cash is not available for general corporate use while the bond remains outstanding. Under the terms of the bond agreement, failure to perform or underperform on the DeSoto School Project could result in forfeiture of the $3,000,000 collateral.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2026 and December 31, 2025, the cash balance in excess of the FDIC limits was $7,471,305 and $21,862,085 respectively.

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

Commercial Construction: This segment includes all activities related to the construction of commercial properties such as office buildings, retail spaces, and industrial facilities. Revenue is recognized using the cost-to-cost method, reflecting the extent of work performed on contracts. The Commercial segment of JFB Construction represents 53% and 69% of revenue for the periods ended June 30, 2026 and June 30, 2025 respectively.

Residential Construction: This segment focuses on the construction of residential properties, including single-family homes and multi-family units. Revenue recognition is similarly based on the cost-to-cost method. The Residential segment of JFB Construction represents 9% and 19% of revenue for the periods ended June 30, 2026 and June 30, 2025 respectively.

Real Estate Development: This segment encompasses the acquisition, development, and sale of real estate properties. Revenue is recognized upon the sale of developed properties and is influenced by market conditions and demand for residential and commercial properties. The Real Estate Development segment of JFB Construction represents 38% and 12% of revenue for the periods ended June 30, 2026 and June 30, 2025 respectively.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others.

Contract Receivable

Accounts receivables are generally based on amounts billed to the customer in accordance with contractual provisions. They are uncollateralized customer obligations due under normal trade terms, only recorded for those amounts deemed collectible, based upon experience with its customers. No finance or interest charges are charged to accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $245,680 as of June 30,2026 and December 31, 2025 respectively. The contract receivable balance was $7,536,418 on June 30, 2026 and $9,243,354 on December 31, 2025.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets because they have future economic benefits and are expensed at the time the benefits are realized. The prepaid expenses balance was $193,131 and $218,579 at June 30, 2026 and December 31, 2025, respectively.

In addition, on February 17, 2026, the Company remitted $30,223,000 to XTEND as a down payment pursuant to the terms of the parties' merger agreement. This payment represents a contractual deposit required under the agreement and is classified in accordance with its nature within the Company's financial statements. For additional information regarding the merger agreement, refer to Note 10.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $3,222,719 for the six months ended June 30, 2026 and $569,786 for the six months ended June 3,2025 .

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

Estimated Life
Office, Field, and Computer Equipment	5 years
Vehicles	5 years
Leasehold Improvements	7 years

	06/30/2026	12/31/2025
Field Equipment	$114,206	$114,206
Computer Equipment	6,911	6,911
Vehicles	837,230	837,230
Office Equipment	2,076	2,076
Leasehold Improvements	1,024,584	771,841
	1,985,007	1,732,264
Less accumulated depreciation	(855,782)	(735,493)
Net Property and Equipment	$1,129,225	$996,771

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

Depreciation expense during the six months ended June 30, 2026 and June 30, 2025 , was $120,289 and $125,956 respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2026 the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ended June 30, 2026 and the year ended December 31, 2025, was $4,394,807 and $2,630,561, respectively. The contract liability for the six months ended June 30, 2026, and the year ended December 31, 2025, was $1,590,251 and $383,689, respectively. The allowance for doubtful accounts was $245,680 as of June 30, 2026 and $135,236 December 31, 2025. The contract receivable balance was $7,536,418 as of June 30, 2026 and $9,243,354 as of December 31, 2025.

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

Segment information is as follows:

For the six months ended June 30, 2026	Commercial	Residential	Real Estate Development	Rental Income	Consolidated
Sales	$11,530,317	$1,952,583	$8,267,020	$5,395	$21,755,315
Cost of Goods Sold	10,217,333	1,584,216	7,325,635	-	19,127,184
Gross Profit (Loss)	1,312,984	368,367	941,385	5,395	2,628,131

Operating Expenses				-
Selling & Marketing Expenses	1,708,041	290,045	1,224,633	-	3,222,719
General & Administrative Expenses	3,576,134	583,605	2,468,332	1,000	6,629,071
Rent expense-related party	88,944	15,104	63,771	-	167,819
Depreciation and amortization expense	63,753	10,826	45,710	-	120,289
Total Operating Expense	5,436,872	899,580	3,802,446	1,000	10,139,898

Income (loss) From Operations	(4,123,888)	(531,213)	(2,861,061)	4,395	(7,511,767)

OTHER INCOME (EXPENSE)
Other Income (expenses)	(537)	(92)	(385)	-	(1,014)
Interest Income	131,817	22,384	94,511	-	248,712

TOTAL OTHER INCOME	131,280	22,292	94,126	-	247,698

NET INCOME (LOSS)	$(3,992,608)	$(508,921)	$(2,766,935)	$4,395	$(7,264,069)

For the six months ended June 30, 2025	Commercial	Residential	Real Estate Development	Consolidated
Sales	$6,679,416	$1,917,335	$1,002,050	$9,598,801
Cost of Goods Sold	5,674,320	1,322,961	874,619	7,871,900
Gross Profit (Loss)	1,005,096	594,374	127,431	1,726,901

Operating Expenses
Selling & Marketing Expenses	396,742	169,495	3,549	569,786
General & Administrative Expenses	2,397,340	949,251	96,379	3,442,970
Rent Paid- Related Party	62,799	23,418	3,973	90,190
Depreciation and amortization expense	87,703	19,360	18,893	125,956
Total Operating Expense	2,944,584	1,161,524	122,794	4,228,902

Loss From Operations	(1,939,488)	(567,150)	4,637	(2,502,001)

OTHER INCOME (EXPENSE)
Other Income (Expenses)	34,215	14,923	-	49,138
Interest Income	79,320	28,480	6,116	113,916

TOTAL OTHER INCOME	113,535	43,403	6,116	163,054

NET INCOME (LOSS)	$(1,830,321)	$(510,105)	$1,479	$(2,338,947)

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

Total rent expense was $167,819 for the six months ended June 30, 2026, and $90,190 for the six months ended June 30, 2025. The Company has a lease liability recorded of $1,897,039 as of June 30, 2026.

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

The Company accounts for its lease liabilities in accordance with ASC 842, recognizing the present value of future lease payments as a liability on the balance sheet. The interest expense associated with the lease liability is recognized over the lease term. The company has a lease liability of $1,897,039 at period ended June 30, 2026.

Note 6 – Income Taxes

JFB has elected to be taxed as an “C” Corporation under the provisions of the Internal Revenue Code (the “Code”). Under this provision, the Company is directly responsible for the calculation and payment of federal corporate income taxes on its taxable income, as determined in accordance with the code and relevant regulations.

Pursuant to the provisions of the Accounting Standards Codification (“ASC”) 740-10, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of the six months ended June 30, 2026 and the year ended December 31, 2025, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Sales and Accounts Receivable

During the periods ended June 30, 2026 one (1) customer totaled 38% of accounts receivable. In the period ended June 30, 2025 three (3) customers totaled 72% of accounts receivable.

The Company performs ongoing credit valuations on its customers and management believes that the financial viability of these customers its sound.

Purchases and Payables

There was no concentration of purchases or payables for the Company for the six months ended June 30, 2026, and the year ended December 31, 2025.

Note 8 – Related Party Transactions

On March 14,2024 we were awarded a $21 million project with Rare Capital Partners LLC to build a 79-unit townhome rental community with an additional community clubhouse in Port Salerno FL. Our Chief Executive Officer Joseph F. Basile III owns 42.25% of Rare Capital Partners and co-manages Rare Capital Partners through Basile Family Investments LLC. Jamie Zambrana a nominee for board of directors owns 8.54% of Rare Capital Partners and co-manages Rare Capital Partners through Sebastian Pail Investments, Inc. Nelson Garcia, a nominee for board of directors owns 8.54% through NBG Investments, Inc. Nelson Garcia does not, individually or through an entity, control the day-to-day operations of Rare Capital Partners LLC and is solely a minority owner. On or about September 1, 2021, in accordance with an oral agreement, JFB paid for engineering fees related to this project, in association with its general contracting services being rendered, in the amount of $120,696. Rare Capital Partners paid the $120,696 balance on September 30, 2024. Construction on the project commenced on June 1, 2025, with vertical construction currently underway over the next five months as part of the second development phase. As of June 30, 2026, the Company has recorded $7,000,216 in related party sales associated with this project, along with $6,453,124 in related party cost of goods sold.

We lease our current corporate headquarters under a 7-year lease with Aura Commercial, LLC. Joseph F. Basile III, our Chief Executive Officer, is President of Aura Commercial, LLC and owns 100% of the entity. The lease was effective on March 29, 2024, with rent commencing on June 1, 2024, and provides for a base monthly rent of $24,303 with 2.5% adjustment increases per year. We presently occupy approximately 8,991 square feet of the building. On January 1, 2026 the Company entered into a new lease agreement with Aura Commercial, LLC for the rental of the first floor of the Aura Commercial building, further expanding the Company's operational footprint. Total rent expense under this related party agreement was $167,819 and $90,190 for the six months ended June 30, 2026 and June 30, 2025 respectively.

On May 1, 2025, the Company entered into a Construction agreement as general contractor and co-developer for a new Courtyard by Marriott hotel in Olive Branch, Mississippi. The project includes the development of a 117- room hotel. As of June 30, 2026, the Company recognized revenue of $2,056,609 and associated cost of goods sold of $1,958,676 related to this project.

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

As of June 30, 2026, the Company is engaged in ongoing litigation with one customer related to an unpaid final contract balance of $110,444. The customer has not remitted the outstanding amount. To secure the Company's interest, a claim of lien has been recorded on the project property, and the Company has initiated legal action against the customer personally to recover the full balance due. During the period ended June 30, 2025 there was ongoing litigation relating to a residential remodel whereby the customer has not paid their final invoice and the Company had filed a lien on the property. The case was settled on March 19, 2025, and the Company received a settlement amount of $39,138.

Note 11 – Equity

The Company is authorized to issue up to 396,000,000 shares of all classes of stock. 20,000,000 shares shall be Preferred Stock with a par value of $0.0001 and 376,000,000 shares as Common Stock with a par value of $0.0001. Further, we are authorized to issue two (2) classes of common stock, with 372,000,000 shares of the common stock designated as “Class A Common Stock” and 4,000,000 shares of the common stock designated as “Class B Common Stock”. After giving effect for the Reorganization (as defined below), in accordance with ASC 505-10-S99-4 (SAB Topic 4:C) and ASC 260- 10-55-12, as of June 30, 2026, and December 31,2025 19,240,630 and 12,603,900 shares of Class A Common Stock have been issued.

At times the CEO of the Company, makes contributions to the Company. For the six months ended June 30, 2026 the contributions were $0. There were $1,000 in contributions for the six months ended June 30, 2025.

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

On March 2025 the board authorized 292,800 shares of Class A common stock to eligible participants including board members and employees for their services for a total fair value of $910,608. The issuance of these equity awards was accounted for in accordance with ASC 718.

During the three months ended March 31, 2025, the Company received $552,570 in cash proceeds related to the exercise of outstanding warrants.

On January 16, 2026 the board authorized 136,000 shares of Class A common stock to eligible participants including board members and employees for their services for a total fair value of $1,607,520. The issuance of these equity awards was accounted for in accordance with ASC 718.

On January 23,2026, the Company issued 43,348 shares of common stock pursuant to the cashless exercise of outstanding warrants. Under the terms of the warrant agreement. The transaction resulted in no cash proceeds to the Company and was recorded an an increase to common stock and a reduction additional paid-in-capital in accordance with ASC 505-10. No gain or loss was recognized in connection with the settlement of these warrants.

On April 16, 2026 the board authorized 100,000 shares of Class A common stock to Ruben Calderon it's CFO for a total fair value of $579,000. The issuance of these equity awards was accounted for in accordance with ASC 718.

On May 7, 2026, the Company received $500,000 in contributed capital from Xtend. The contribution was made without any associated of debt contingent obligations and was recorded as an increase to additional paid-in-capital.

On June 16, 2026 the board authorized 25,000 shares of Class A common stock to Bill Dyer it's COO for a total fair value of $118,750. The issuance of these equity awards was accounted for in accordance with ASC 718.

On June 30, 2026 the board authorized 90,000 shares of Class A common stock to it's board members for a total fair value of $417,601. The issuance of these equity awards was accounted for in accordance with ASC 718.

As of June 30, 2026, the Company had 3,002,275 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) issued and outstanding. Each share of Series C Preferred Stock was issued as part of a unit consisting of one share of Series C Preferred Stock and accompanying Common Stock purchase warrants. The Series C Preferred Stock carries a stated value of $10.00 per share and is convertible at the option of the holder into shares of the Company’s Common Stock at a conversion price of $2.72 per share, subject to customary anti‑dilution adjustments for stock splits, stock dividends, recapitalizations, and certain dilutive issuances. In connection with the issuance of the Series C units, the Company has 32,275,732 warrants outstanding that are associated with the Series C Preferred Stock.

Holders of Series C Preferred Stock are entitled to receive dividends on an as‑converted basis if and when dividends are declared on the Company’s Common Stock. Dividends are non-cumulative. The Series C Preferred Stock votes together with the Common Stock on an as‑converted basis, except for matters requiring a separate class vote under applicable law or the Certificate of Designation. The Series C Preferred Stock includes customary protective provisions, including approval rights over amendments to the Certificate of Incorporation that adversely affect the Series C, the creation of senior or pari pass preferred stock, and certain corporate actions. As of June 30, 2026, the Company had 1,387,225 shares of Series C preferred Stock converted into 2,949,993 Class A Common Stock. The conversion resulted a loss of $230 at June 30, 2026.

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

During the period ended June 30, 2026, holders exercised a total of 1,688,389 warrants, resulting in gross proceeds of $4,954,424 to the Company. The warrants exercised during the period were issued in prior financing transactions and each entitled the holder to purchase one share of the Company's Common Stock. Including these transactions, a cumulative total of 2,281,506 warrants have been exercised to date.

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

Total Warrants outstanding as of December 31, 2025	36,397,774
Total warrants Exercised	(1,795,238)

Total Warrants Outstanding as of June 30, 2026	34,602,536

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

On February 18, 2026, the Company completed a private investment in public equity (“PIPE”) financing with American Ventures, LLC, Series XIV JFB (the “Investor”). Pursuant to the securities purchase agreement, the Company issued 1,604,000 shares of its common stock at a purchase price of $12.50 per share, resulting in gross proceeds of $10,025,000.

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

On July 7, 2026, American Ventures converted 28,256 Preferred C shares to 51,940 shares of Class A common Stock.

On July 15, 2026, American Ventures converted 523,075 Preferred C shares to 961,517 shares of Class A common Stock.

On August 3, 2026, XTEND submitted its Form S-4/A2 registration statement to the Securities and Exchange Commission in connection with the proposed merger between the Company and XTEND. The filing of the Form S-4 occurred after the balance sheet date and does not impact the Company's financial position as of June 30, 2026.

On August 11, 2026 the Company filed a DEF14C Information Statement with the Securities and Exchange Commission. The filing was made to satisfy the applicable shareholder-notification and corporate-action requirements necessary to permit Xtend's Form S-4 registration statement to become effective.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through August 13, 2026 the date that the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on June 30, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Rental Income Segment

Our rental income segment consists primarily of revenue generated from the lease and sublease of office space within our corporate headquarters in South Florida. As part of our broader real estate strategy, we actively manage excess capacity within our facilities to optimize utilization and generate recurring, non‑construction revenue streams. This includes subleasing portions of our office space to third‑party tenants whose operational needs align with our building configuration and occupancy standards.

Rental income is recognized in accordance with the underlying lease and sublease agreements, which generally provide for fixed monthly payments and, in certain cases, reimbursement of shared operating costs. Subleasing activity allows us to offset a portion of our occupancy expenses while maintaining flexibility to scale our internal footprint as our operating segments grow. We continue to evaluate opportunities to enhance this segment by identifying additional space within our facilities that may be suitable for sublease arrangements, provided such activity remains consistent with our long‑term operational requirements.

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

Our Financial Position

For the three Months Ended June 30, 2026 Compared to three Months Ended June 30, 2025

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2026 and 2025 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three Months Ended June 30		Change
	2026	2025	$ Amount
Revenues	$9,071,726	$3,684,938	$5,386,788
Cost of revenues	7,738,127	3,427,403	4,310,724
Gross profit	1,333,599	257,535	1,076,064
Operating expenses:
Selling and marketing expense	2,030,309	457,702	1,572,607
General and administrative	3,261,027	2,157,263	1,103,764
Rent expense-related party	86,580	54,406	32,174
Depreciation and amortization expense	38,238	62,978	(24,740)
Total operating expenses	5,416,154	2,732,349	2,683,805
Income(loss) from operations	(4,082,555)	(2,474,814)	(1,607,741)
Other income (expense):
Other income, (Expenses)	(390)	39,138	(39,528)
Interest income	76,492	66,422	10,070
Total other income (expense), net	76,102	105,560	(29,458)
Net income (Loss)	$(4,006,453)	$(2,369,254)	$(1,637,199)

Revenues.

Revenues increased by $5,386,788, or 146%, to approximately $9,071,726 in the three months ended June 30, 2026 from approximately $3,684,938 for the three months ended June 30, 2025. The increase in revenue was principally driven by the Company's execution of larger real estate development projects, which contributed significantly higher contract values and construction activity during the period.

Cost of revenues

Cost of revenues increased $4,310,724, or 126%, to approximately $7,738,127 in the three months ended June 30, 2026 from approximately $3,427,403 for the three months ended June 30, 2025. The increase was primarily due to the higher level of construction activity associated with larger real estate development projects, and reflects a rise in direct project cost in parallel with the increase in revenue during the period.

Gross profit

Our gross profit increased by $1,076,064 or 418%, to $1,333,599 in the three months ended June 30, 2026 from $257,535 in the three months ended June 30, 2025. The increase in the gross profit was primarily attributable to the shift in project mix during the period, as the Company executed larger real estate development projects and had a significant increase in revenue during the period.

Selling and marketing expenses

Our selling and marketing expenses increased by $1,572,607, or 344%, to $2,030,309 in the three months ended June 30, 2026 from $457,702 in the three months ended June 30, 2025, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions. In addition, expenses increased as the Company invested in awareness initiatives designed to strengthen recognition of the Company's trading symbol within the capital markets and broader investor community.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $1,103,764 or 51%, to approximately $3,261,027 in the three months ended June 30, 2026 from approximately $2,157,263 in the three months ended June 30, 2025. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes our IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. In addition, the increase in general and administrative expenses reflects board of directors compensation, increased legal expenses and higher rent expense. Our general and administrative expenses represented 36% and 59% of our total revenue for the three months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $24,740, or 39%, to $38,238 in the three months ended June 30, 2026 from $62,978 in the three months ended June 30, 2025, primarily due to the completion of depreciation on certain fully depreciated fixed assets and lower additions to depreciable assets during the period, resulting in a reduced depreciation base compared to the prior year.

Interest expenses

Our other income decreased by $39,528, or 100%, to $(390) in the three months ended June 30, 2026 from $39,138 in the three months ended June 30, 2025. The decrease is primarily attributable to a reduction in bank and credit-card fees and related miscellaneous income recognized during the current period.

Interest income

Our interest income increased by $10,070, or 15%, to $76,492 in the three months ended June 30, 2026 from $66,422 in the three months ended June 30, 2025. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest-bearing deposits and cash balances held at Sea Coast Bank. The increase in interest income reflects the Company’s successful efforts to capitalize on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net loss

Our net loss increased by $1,637,199, or 69%, to $(4,006,453) in the three months ended June 30, 2026 from $(2,369,254) in the three months ended June 30, 2025, primarily due to an increase in our general and administrative expenses, including professional fees, insurance costs, marketing efforts and overhead associated with operational growth. The decline in net income also reflects the Company's continued investment in building the infrastructure required to support larger construction projects and public- company operations. These investments included expanded administrative staffing, enhancements to IT systems, increased board of directors' compensation, higher legal expenses and an increased rent expense associated with the expansion of our corporate headquarters. Additionally, selling and marketing expenses rose substantially due to advertising initiatives and public-company symbol awareness campaigns.

For the six Months Ended June 30, 2026 Compared to six Months Ended June 30, 2025

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2026 and 2025 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the six months ended June 30		Change
	2026	2025	$ Amount
Revenues	$21,755,315	$9,598,801	$12,156,514
Cost of revenues	19,127,184	7,871,900	11,255,284
Gross profit	2,628,131	1,726,901	901,230
Operating expenses:
Selling and marketing expense	3,222,719	569,786	2,652,933
General and administrative	6,629,071	3,442,970	3,186,101
Rent expense-related party	167,819	90,190	77,629
Depreciation and amortization expense	120,289	125,956	(5,667)
Total operating expenses	10,139,898	4,228,902	5,910,996
Income(loss) from operations	(7,511,767)	(2,502,001)	(5,009,766)
Other income (expense):
Other income, (Expenses)	(1,014)	49,138	50,152
Interest income	248,712	113,916	134,796
Total other income (expense), net	247,698	163,054	84,644
Net income (Loss)	$(7,264,069)	$(2,338,947)	$(4,925,122)

Revenues.

Revenues increased by $12,156,514, or 127%, to approximately $21,755,315 in the six months ended June 30, 2026 from approximately $9,598,801 for the six months ended June 30, 2025. The increase in revenue was principally driven by the Company's execution of larger real estate development projects, which contributed significantly higher contract values and construction activity during the period.

Cost of revenues

Cost of revenues increased $11,255,284, or 143%, to approximately $19,127,184 in the six months ended June 30, 2026 from approximately $7,871,900 for the six months ended June 30, 2025. The increase was primarily due to the higher level of construction activity associated with larger real estate development projects, and reflects a rise in direct project cost in parallel with the increase in revenue during the period.

Gross profit

Our gross profit increased by $901,230 or 52%, to $2,628,131 in the six months ended June 30, 2026 from $1,726,901 in the six months ended June 30, 2025. The increase in the gross profit was primarily attributable to the shift in project mix during the period, as the Company executed larger real estate development projects and had a significant increase in revenue during the period.

Selling and marketing expenses

Our selling and marketing expenses increased by $2,652,933, or 466%, to $3,222,719 in the six months ended June 30, 2026 from $569,786 in the six months ended June 30, 2025, primarily due to higher cost associated with increased advertising campaigns, expanded sales initiatives, and the launch of new marketing strategies aimed at enhancing brand visibility and customer acquisitions. In addition, expenses increased as the Company invested in awareness initiatives designed to strengthen recognition of the Company's trading symbol within the capital markets and broader investor community.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, and insurance expenses. General and administrative expenses increased by approximately $3,186,101 or 92%, to approximately $6,629,071 in the six months ended June 30, 2026 from approximately $3,442,970 in the six months ended June 30, 2025. The increase was mainly due to the enhancement of talent acquisition and retention. To support our growing operations and maintain high standards of service, we have invested in recruiting and training top talent. We have also increased our administrative infrastructure which includes our IT systems, increasing office staff and investing in new software and tools to enhance efficiency and support our operations. In addition, the increase in general and administrative expenses reflects board of directors compensation, increased legal expenses and higher rent expense. Our general and administrative expenses represented 30% and 36% of our total revenue for the six months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $5,667, or 4.5%, to $120,289 in the six months ended June 30, 2026 from $125,956 in the six months ended June 30, 2025, primarily due to the completion of depreciation on certain fully depreciated fixed assets and lower additions to depreciable assets during the period, resulting in a reduced depreciation base compared to the prior year.

Interest expenses

Our other income decreased by $50,152, or 102%, to $(1,014) in the six months ended June 30, 2026 from $49,138 in the six months ended June 30, 2025. The decrease is primarily attributable to a reduction in bank and credit-card fees and related miscellaneous income recognized during the current period.

Interest income

Our interest income increased by $134,796, or 118%, to $248,712 in the six months ended June 30, 2026 from $113,916 in the six months ended June 30, 2025. The increase in our interest income was the result of higher interest paid on bank balances. The improvement in these rates has led to higher earnings on interest-bearing deposits and cash balances held at Sea Coast Bank. The increase in interest income reflects the Company’s successful efforts to capitalize on improved banking terms and optimize its cash management practices. We continue to monitor interest rate trends and banking relationships to ensure sustained benefits from these favorable conditions.

Net loss

Our net loss increased by $4,925,122, or 211%, to $(7,264,069) in the six months ended June 30, 2026 from $(2,338,947) in the six months ended June 30, 2025, primarily due to an increase in our general and administrative expenses, including professional fees, insurance costs, marketing efforts and overhead associated with operational growth. The decline in net income also reflects the Company's continued investment in building the infrastructure required to support larger construction projects and public- company operations. These investments included expanded administrative staffing, enhancements to IT systems, increased board of directors' compensation, higher legal expenses and an increased rent expense associated with the expansion of our corporate headquarters. Additionally, selling and marketing expenses rose substantially due to advertising initiatives and public-company symbol awareness campaigns.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	Six Months Ended June 30
	2026	2025
Net cash provided by operating activities	$(1,231,194)	$(2,113,291)
Net cash used in investing activities	(30,475,743)	(1,034,438)
Net cash provided by (used in) financing activities	14,469,858	5,221,386
Net (decrease) increase in cash	(17,237,079)	2,073,657
Cash, beginning of the period	25,208,384	2,696,183
Cash, end of the period	$7,971,305	$4,769,840

Operating Activities

Net cash provided by operating activities was $(1,231,194) in the six months ended June 30, 2026, compared to cash provided in operating activities of approximately $(2,113,291) in the six months ended June 30, 2025. This is a 30% decrease primarily driven by higher accounts payable and contract liabilities.

Investing Activities

Net cash used in investing activities was $(30,475,743) in the six months ended June 30, 2026, compared to net cash used in investing activities of $(1,034,438) in the six months ended June 30, 2025. The significant increase in cash used during the period was primarily attributable to the $30,223,000 advance payment remitted to XTEND in connection with the merger agreement.

Financing Activities

Net cash provided by financing activities was $14,469,858 in the six months ended June 30, 2026, compared to net cash provided by financing activities of $5,221,386 in the six months ended June 30, 2025. The increase in net cash used in financing activities in the six months ended June 30, 2026 was primarily attributable to the net proceeds of $9,015,354 from its completed Private Investment in Public Equity(PIPE) and $4,954,424 in net proceeds from exercised warrants.

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

Working Capital

As of June 30, 2026, we had cash of approximately $7,971,305. Our current assets were approximately $20,095,661 including approximately $7,356,418 in accounts receivable, approximately $4,394,807 in contract assets, $193,131 in prepaid expenses, and our current liabilities were approximately $6,545,089 including $2,745,566 in accounts payable, $1,590,251 contract liabilities, $312,233 in accrued expenses, $1,897,039 in lease liabilities which resulted in a positive working capital of $13,550,572.

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

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the six months ended June 30, 2026, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Significant estimates for the six months ended June 30, 2026, and 2025, respectively, include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2025.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company is engaged in ongoing litigation with one customer related to an unpaid final contract balance of $110,444.. The customer has not remitted the outstanding amount. To secure the Company's interest, a claim of lien has been recorded on the project property, and the Company has initiated legal action against the customer personally to recover the full balance due.

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

Item 8.01. Other Events.

On January 16, 2026, pursuant to the approval of the Board, upon the recommendation of the Compensation Committee of the Board, the Company issued, under the 2024 Equity Incentive Plan, shares of the Company’s common stock registered under the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2025, as follows: (i) 20,000 shares to Jamie Zambrana, Director; (ii) 20,000 shares to Nelson Garcia, Director; (iii) 20,000 shares to Miklos Gulyas, Director; (iv) 20,000 shares to Bjarne Borg, Director; (v) 20,000 shares to Christopher Melton Director; and (vi) 20,000 shares to David Clukey, Director.

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

JFB CONSTRUCTION HOLDINGS

Dated: August 13, 2026	By:	//s/ Joseph F. Basile III
Joseph F. Basile III
Chief Executive Officer (Principal Executive Officer)

Name	Title	Date

/s/ Joseph F. Basile III	Chief Executive Officer and Director
Joseph F. Basile III	Principal Executive Officer	August 13, 2026

/s/ Ruben Calderon	Chief Financial Officer
Ruben Calderon	Principal Financial Officer and Principal Accounting Officer	August 13, 2026

/s/ Nelson Garcia
Nelson Garcia	Director	August 13, 2026

/s/ Stefan Passantino
Stefan Passantino	Director	August 13, 2026

/s/ Christopher Melton
Christopher Melton	Director	August 13, 2026

/s/ Jamie Zambrana
Jamie Zambrana	Director	August 13, 2026
/s/ David Clukey
David Clukey	Director	August 13, 2026

/s/ Miklos Gulyas	Director	August 13, 2026
Miklos "John" Gulyas